Form 10-Q
period 2002-06-30
WTA INC; PAPERWEIGHT DEVELOPMENT CORP; APPLETON PAPERS INC/WI
filed 2002-08-14
CIK 1166399, 1166365, 1144326

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2002 or

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from: ______to______

                        Commission file number: 333-82084

                              APPLETON PAPERS INC.
             (Exact name of registrant as specified in its charter)

Delaware                                            36-2556469
(State or other jurisdiction                        (I.R.S. Employer
of incorporation)                                   Identification No.)

825 East Wisconsin Avenue
Appleton, Wisconsin                                              54912-0359
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (920) 734-9841

                            -------------------------

                    See Table of Additional Registrants Below

                            -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes         No   X
                       -----      -----

As of August 13, 2002, 100 shares of Appleton Papers Inc. common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. As of August 13, 2002, each of the additional registrants had the number of shares outstanding which is shown in the table below. There is no trading market for the common stock of the additional registrants. No shares of the registrant or the additional registrants were held by non-affiliates.

Appleton Papers Inc. and WTA Inc. meet the conditions set forth in General Instruction H(1)(a) and (b) and are therefore filing this form with the reduced disclosure format.

                                                             ADDITIONAL REGISTRANTS

===================================================================================================================================
                                                                                            Address, including zip
                                     State or other       Number of          I.R.S.          code, and telephone
                                     jurisdiction of       Shares           Employee        number, including area
     Exact name of Registrant as    incorporation or     Outstanding     Identification     code, of Registrant's       Registration
      specified in its charter        organization     as of June 30,        Number               principal                  No.
                                                            2002                               executive office
---------------------------------- ------------------- ---------------- ----------------- --------------------------- --------------
                                                                                              825 East Wisconsin
                                                                                              Avenue, Appleton,
                                                                                             Wisconsin 54912-0359
Paperweight Development Corp.           Wisconsin        10,916,434        39-2014992           (920) 734-9841        333-82084-01
---------------------------------- ------------------- ---------------- ----------------- --------------------------- --------------
                                                                                            c/o Delaware Corporate
                                                                                               Management, Inc.
                                                                                                  Suite 1300
                                                                                           1105 North Market Street
                                                                                          Wilmington, Delaware 19899
WTA Inc.                                Delaware              1            51-0329653           (302) 651-8339        333-82084-02
====================================================================================================================================



--------------------------------------------------------------------------------

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I            FINANCIAL INFORMATION

   Item 1  Financial Statements (unaudited)

             a)  Condensed Consolidated Balance Sheets ................      1
             b)  Condensed Consolidated Statements of Operations ......      2
             c)  Condensed Consolidated Statements of Cash Flows ......      3
             d)  Notes to Condensed Consolidated Financial Statements .      4

   Item 2  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ..............     26

   Item 3  Quantitative and Qualitative Disclosures
           About Market Risk ..........................................     32

PART II    OTHER INFORMATION AND SIGNATURES

   Item 1  Legal Proceedings ..........................................     33

   Item 6  Exhibits and Reports on Form 8-K ...........................     33

   Signatures .........................................................     34

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (dollars in thousands, except share data)

                                                                            June 30,   December 29,
                                                                              2002        2001
                                                                          -----------  -----------
                                                                          (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                               $   26,502   $   35,702
  Accounts receivable, less allowance for
    doubtful accounts of $1,625 and $1,585, respectively                     111,225      105,348
  Inventories                                                                114,776      134,598
  Other current assets                                                        12,209       12,010
                                                                          ----------   ----------
       Total current assets                                                  264,712      287,658

Property, plant and equipment, net                                           516,279      531,776
Intangible assets, less accumulated amortization of
  $6,021 and $1,289, respectively                                            131,747      136,479
Other assets                                                                  26,543       46,385
                                                                          ----------   ----------
       Total assets                                                       $  939,281   $1,002,298
                                                                          ==========   ==========

LIABILITIES, REDEEMABLE COMMON STOCK AND RETAINED EARNINGS
Current liabilities
  Current portion of long-term bank debt                                  $   17,992   $   24,125
  Accounts payable                                                            45,842       49,217
  Accrued interest expense                                                     2,262        2,403
  Accrued income taxes                                                         9,805        6,578
  Restructuring reserve                                                        5,021        5,464
  Other accrued liabilities                                                   63,073       61,406
                                                                          ----------   ----------
       Total current liabilities                                             143,995      149,193

Other long-term bank debt                                                    168,405      240,875
Variable rate industrial development bonds                                     8,650        8,650
Capital lease obligation                                                       4,134        4,314
Postretirement benefits other than pension                                    57,916       57,178
Accrued pension                                                               18,085       15,954
Other long-term liabilities                                                   19,570       21,959
Senior subordinated notes payable                                            250,000      250,000
Deferred payment obligation                                                  149,015      141,896
Commitments and contingencies (Note 11)                                          -            -
Redeemable common stock, $0.01 par value
    shares authorized:  30,000,000
    shares issued and outstanding:  10,916,434 and
    10,684,373, respectively                                                 112,108      104,663
Retained earnings                                                              7,403        7,616
                                                                          ----------   ----------
       Total liabilities, redeemable common stock and retained earnings   $  939,281   $1,002,298
                                                                          ==========   ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                             (dollars in thousands)

                                         (Successor Basis)   (Predecessor Basis)   (Successor Basis)  (Predecessor Basis)
                                         ------------------  -------------------   -----------------  -------------------
                                         Three Months Ended  Three Months Ended    Six Months Ended    Six Months Ended
                                           June 30, 2002       July 1, 2001         June 30, 2002        July 1, 2001
                                         ------------------  -------------------   -----------------  -------------------
Net sales                                         $ 228,698           $ 239,188           $ 453,274           $ 479,498

Cost of sales                                       164,155             171,567             319,392             346,457
                                                  ---------           ---------           ---------           ---------

  Gross profit                                       64,543              67,621             133,882             133,041

Selling, general and administrative                  40,330              38,865              80,183              74,755
Restructuring and other charges                         -                   504                 -                   868
Environmental expense                                   -                   814                 -                20,924
Equipment relocation expenses                           -                   201                 -                   322
                                                  ---------           ---------           ---------           ---------

Operating income                                     24,213              27,237              53,699              36,172

Other expense (income)
  Interest expense                                   18,399               7,417              37,772              15,137
  Debt extinguishment expenses                       11,754                 -                11,754                 -
  Interest income                                      (193)             (2,700)               (565)             (5,545)
  Foreign exchange (gain) loss                         (349)               (223)               (429)                 57
                                                  ---------           ---------           ---------           ---------

(Loss) income before income taxes                    (5,398)             22,743               5,167              26,523

(Benefit) provision for income taxes                    (40)              8,837                  39              10,305
                                                  ---------           ---------           ---------           ---------

(Loss) income from continuing operations             (5,358)             13,906               5,128              16,218
                                                  ---------           ---------           ---------           ---------

Discontinued operations, net of tax:
  Loss from discontinued operations                     -                  (325)                -                (1,469)
                                                  ---------           ---------           ---------           ---------

Net (loss) income                                 $  (5,358)          $  13,581           $   5,128           $  14,749
                                                  =========           =========           =========           =========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                                    (Successor Basis)        (Predecessor Basis)
                                                                                  -----------------------   -----------------------
                                                                                     Six Months Ended          Six Months Ended
                                                                                      June 30, 2002              July 1, 2001
                                                                                  -----------------------   -----------------------
Cash flows from operating activities:
    Income from continuing operations                                                         $  5,128                     $ 16,218
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
    Depreciation                                                                                29,263                       22,182
    Amortization of intangible assets                                                            4,732                          266
    Amortization of financing fees                                                               6,740                           37
    Employer 401(k) noncash matching contributions                                               3,791                          -
    Foreign exchange (gain) loss                                                                  (429)                          57
    Loss on disposal of equipment                                                                  552                        1,041
    Debt extinguishment expenses                                                                11,754                          -
    Accretion of deferred payment and capital lease obligations                                  7,274                          176
    (Increase)/decrease in assets and increase/(decrease) in liabilities:
       Accounts receivable                                                                      (5,448)                      19,695
       Inventories                                                                              19,822                       17,100
       Other current assets                                                                       (199)                         (87)
       Accounts payable and other accrued liabilities                                           (3,316)                     (16,854)
       Accrued income taxes                                                                      3,227                       (6,812)
       Restructuring reserve                                                                      (443)                      (9,786)
       Lower Fox River liability                                                                   -                         19,209
       Other, net                                                                                  659                          228
                                                                                              --------                     --------

Net cash provided by operating activities of continuing operations                              83,107                       62,670
Net cash (used by) operating activities of discontinued operations                                 -                         (2,103)
                                                                                              --------                     --------
Net cash provided by operating activities                                                       83,107                       60,567

Cash flows from investing activities:
    Proceeds from sale of equipment                                                                 10                            4
    Additions to property, plant and equipment                                                 (14,328)                     (36,546)
                                                                                              --------                     --------

Net cash (used by) investing activities of continuing operations                               (14,318)                     (36,542)
Net cash (used by) investing activities of discontinued operations                                 -                            -
                                                                                              --------                     --------
Net cash (used by) investing activities                                                        (14,318)                     (36,542)

Cash flows from financing activities:
    Payments of long-term bank debt                                                            (78,603)                         -
    Payments relating to capital lease obligation                                                 (336)                        (335)
    Proceeds from issuance of redeemable common stock                                            1,161                          -
    Payments to redeem common stock                                                               (211)                         -
    Payments of loans from Predecessor parent and affiliated companies                             -                        (45,745)
    Loans from Predecessor parent and affiliated companies                                         -                          9,140
    Due to Predecessor parent and affiliated companies, net                                        -                          8,288
                                                                                              --------                     --------

Net cash (used by) financing activities of continuing operations                               (77,989)                     (28,652)
Net cash provided by financing activities of discontinued operations                               -                          4,978
                                                                                              --------                     --------
Net cash (used by) financing activities                                                        (77,989)                     (23,674)

Change in cash and cash equivalents                                                             (9,200)                         351
Cash and cash equivalents at beginning of period                                                35,702                       39,871
                                                                                              --------                     --------
Cash and cash equivalents at end of period                                                    $ 26,502                     $ 40,222
                                                                                              ========                     ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three and six months ended June 30, 2002 and July 1, 2001, cash flows for the six months ended June 30, 2002 and July 1, 2001 and financial position at June 30, 2002 have been made. All adjustments made are of a normal recurring nature.

     These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto of Paperweight Development Corp. ("PDC") and subsidiaries for each of the three years in the period ended December 29, 2001 as audited by PricewaterhouseCoopers LLP which are included in the Registration Statement on Form S-4 dated June 12, 2002 of Appleton Papers Inc. ("API") (Registration No. 333-82084). The consolidated balance sheet data as of December 29, 2001 contained within these financial statements was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2.   ACQUISITION OF APPLETON PAPERS INC.

     At the close of business on November 9, 2001, PDC and New Appleton LLC completed the purchase of all the partnership interests of Arjo Wiggins Delaware General Partnership ("AWDGP"). Prior to the acquisition of AWDGP, PDC had no operating activity. The accompanying condensed consolidated financial statements, presented for periods following the acquisition ("Successor Period"), include the accounts of PDC and its wholly owned subsidiaries (collectively the "Company"). The accounts prior to the acquisition of AWDGP ("Predecessor Period") pertain to API, its wholly owned subsidiaries, as well as AWDGP. The accounts of AWDGP consisted of debt used to fund the operations of API and the corresponding interest expense and tax benefits. Subsequent to the November 9, 2001 acquisition of the partnership interests of AWDGP (the "Acquisition"), API became a wholly owned subsidiary of PDC. The total cash purchase price consisted of the following (dollars in thousands):

Agreed upon purchase price                           $ 810,000
Transaction fees                                         6,203
Cash acquired by buyer                                 (78,508)
Settlement of intercompany note receivable             (32,869)
                                                     ---------
     Net assets acquired                               704,826

Senior subordinated seller note                       (250,000)
Deferred payment obligation                           (140,000)
                                                     ---------
     Acquisition of business, net of cash acquired   $ 314,826
                                                     =========

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

     The transaction was financed with $106.8 million of proceeds received from the ESOP ($104.7 million, net of stock issuance costs), $265 million of long-term debt borrowed at the closing, $250 million in aggregate principal amount of a senior subordinated note due 2008 issued to Arjo Wiggins Appleton plc ("AWA") which bore interest at the rate of 11.5% per annum in the Successor Period, and a deferred payment obligation with a present value of $140 million at the closing of the Acquisition to be paid to AWA.

     The Acquisition was accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations", and the financial statements of API were adjusted on November 10, 2001 to reflect assets and liabilities at fair value. Fair values assigned to intangible assets acquired in the Acquisition approximated $137.8 million. Intangible assets related to registered trademarks approximated $90.7 million. Trademarks, related to carbonless paper, of approximately $60.0 million are being amortized over their useful life of 20 years, while the remaining $30.7 million are considered to have an indefinite life, and as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 6 to 25 years and pertain to patents of $40.0 million and customer relationships of $7.1 million, respectively. Amortization expense for the three and six months ended June 30, 2002 approximated $2.4 million and $4.7 million, respectively. Intangible assets consist of the following (dollars in thousands):

                                       As of June 30, 2002          As of December 29, 2001
                                       -------------------          -----------------------
                                   Gross Carrying  Accumulated    Gross Carrying    Accumulated
                                      Amount       Amortization      Amount         Amortization
                                   -------------- --------------  --------------    ------------
Amortized intangible assets:
     Trademarks                       $ 60,000        $ 1,904        $ 60,000        $  404
     Patents                            40,000          3,920          40,000           843
     Customer relationships              7,050            197           7,050            42
                                      --------        -------        --------        ------
            Total                     $107,050        $ 6,021        $107,050        $1,289
                                      ========        =======        ========        ======

Unamortized intangible assets:
     Trademarks                       $ 30,718                       $ 30,718
                                      ========                       ========

     Due to nonperformance on the part of Enron Corp., the Company is in the process of terminating unfavorable purchase contracts that were in existence at the Acquisition date. The allocation of purchase price is preliminary, pending the final outcome of this matter which is anticipated to be completed by the end of fiscal 2002. If the resolution of this matter is adverse to the Company or in the event that Enron pursues damages for breach of contract, an additional liability with a corresponding increase to goodwill will be reflected within the final purchase price allocation. The Company currently estimates that the potential liability associated with these unfavorable purchase contracts may range from $0 to $10 million.

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

3.   DISCONTINUED OPERATIONS

     On October 28, 2001, API completed the transfer of one of its wholly owned subsidiaries, Newton Falls Inc. ("NFI"), to Newton Falls LLC ("NFLLC"), an affiliated company of AWA. The Newton Falls mill, which represented the remainder of API's coated free sheet and fine paper products division, was permanently closed in the third quarter of 2001. API has classified NFI as a discontinued operation in its condensed consolidated statements of operations and of cash flows for all periods presented.

     Revenues for NFI were $0 for the three and six month periods ended July 1, 2001. NFI's operating loss for the same three and six month periods was $0.5 million and $2.3 million, respectively. The benefit for income taxes on discontinued operations was approximately $0.2 million and $0.9 million for the three and six months ended July 1, 2001, respectively.

4.   RESTRUCTURING AND OTHER CHARGES

     During the third quarter of 1999, API announced plans to close the Newton Falls mill in 2000 and the Harrisburg plant in 2001. In the third quarter of 2000, API ceased operations at the Newton Falls mill and permanently closed the mill during the third quarter of 2001. API sold its Harrisburg plant in August 2001. As part of this sale, API entered into a five year agreement to lease the portion of the plant that served as a distribution center.

     Restructuring costs of $0.9 million recorded during the first half of 2001 pertained to various closing costs incurred for the Harrisburg plant.

     The table below summarizes the components of the restructuring reserve included on the condensed consolidated balance sheet at June 30, 2002 and December 29, 2001 (dollars in thousands):

                                             December 29,          2002                           June 30,
                                                 2001             Reserve        Charges to         2002
                                               Reserve           Additions        Reserve          Reserve
                                         ------------------- ---------------- --------------- ----------------
  Distribution center exit costs              $   5,464          $    --        $  (443)          $ 5,021

     The $0.4 million reduction to the reserve represents lease payments, net of sublease income, for the New York distribution center for the first half of 2002. In 1999, the Company committed to exiting this distribution center in 2001 because it was no longer needed as a result of the closure of the Newton Falls mill and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expires in 2007.

5.   TRANSACTIONS WITH PREDECESSOR PARENT AND AFFILIATED COMPANIES

     Management fee expenses to AWA were approximately $0.3 million and $0.6 million for the three and six month periods ended July 1, 2001, respectively. Fees, associated with information technology and other services, received from affiliated companies approximated $0.8 million and $1.7 million, respectively, for these same three and six month periods.

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

     Through September of 2001 API held a $125 million shareholder note in Arjo Wiggins SA (the "AWSA Note"). The AWSA Note could be redeemed at the option of Arjo Wiggins SA on every tenth anniversary of the January 5, 1994 issue date. Interest at the annual rate of 6.46% was payable on June 15 and December 15 of each year. API recorded $2.0 million and $4.0 million of interest income for the three and six month periods ended July 1, 2001, respectively, relating to this note. Effective October 1, 2001 the note was sold to AWA for $125 million plus accrued interest.

6.   INVENTORIES

     Inventories consist of the following (dollars in thousands):

                                       June 30,         December 29,
                                         2002               2001
                                      ---------         ------------

Finished goods                        $  58,004         $  67,145
Raw materials, work-in-process
         and supplies                    58,002            68,683
                                      ---------         ---------
Total cost                              116,006           135,828
Excess cost over LIFO cost               (1,230)           (1,230)
                                      ---------         ---------
                                      $ 114,776         $ 134,598
                                      =========         =========

     Stores and spare parts inventory balances of $21.6 million at June 30, 2002 and $21.8 million at December 29, 2001 are valued at average cost. Inventories totaling $1.4 million at June 30, 2002 and $1.6 million at December 29, 2001 are valued at first-in, first-out ("FIFO") cost.

7.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment balances consist of the following (dollars in thousands):

                                              June 30,        December 29,
                                                2002              2001
                                             ---------        ------------
Land and improvements                        $   4,884         $   4,725
Buildings and improvements                      75,854            74,727
Machinery and equipment                        441,319           432,717
Capital lease                                    4,764             4,764
Construction in progress                        23,362            19,559
                                             ---------         ---------
                                               550,183           536,492
Accumulated depreciation/amortization          (33,904)           (4,716)
                                             ---------         ---------
                                             $ 516,279         $ 531,776
                                             =========         =========

     Depreciation and amortization expense for the three months ended June 30, 2002 and July 1, 2001 approximated $14.7 million and $10.8 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2002 and July 1, 2001 approximated $29.3 million and $22.2 million, respectively. Depreciation expense of approximately $12.8 million and $9.0 million for the three months ended June 30, 2002 and July 1, 2001, respectively, pertained to manufacturing-related

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES assets and was recorded within cost of sales. Depreciation expense of approximately $25.5 million and $18.3 million for the six months ended June 30, 2002 and July 1, 2001, respectively, pertained to manufacturing-related assets and was recorded within cost of sales. Depreciation expense of approximately $1.9 million and $1.8 million for the three months ended June 30, 2002 and July 1, 2001, respectively, pertained to corporate administrative-related assets and was recorded within selling, general and administrative expenses. Depreciation expense of approximately $3.8 million and $3.9 million for the six months ended June 30, 2002 and July 1, 2001, respectively, pertained to corporate administrative-related assets and was recorded within selling, general and administrative expenses.

8.   OTHER ASSETS

     Other assets consist of the following (dollars in thousands):

                                                 June 30,       December 29,
                                                   2002            2001
                                                 ---------      ------------
Deferred debt expense                             $11,643        $28,814
Lower Fox River indemnification receivable         12,026         14,674
Other                                               2,874          2,897
                                                  -------        -------
                                                  $26,543        $46,385
                                                  =======        =======

9.   OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following (dollars in thousands):

                                June 30,      December 29,
                                  2002            2001
                               -----------    ------------
Payroll                          $10,328        $11,865
Trade discounts                   22,439         22,799
Worker's compensation              5,358          5,897
Lower Fox River liability          6,047          5,990
Other                             18,901         14,855
                                 -------        -------
                                 $63,073        $61,406
                                 =======        =======

10.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of SFAS No. 143 which it is required to adopt in fiscal 2003.

     In April 2002, SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of the SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement were effective for the Company for all transactions consummated after May 15, 2002.

     In June 2002, FASB voted in favor of issuing FASB Statement No. 146 (SFAS No. 146), "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged. The Company anticipates that this statement, upon adoption, will not have a significant impact on its financial position or results of operations.

11.  COMMITMENTS AND CONTINGENCIES

Lower Fox River

     In June 1997, the United States Environmental Protection Agency ("EPA") published notice that it intended to list the Lower Fox River system on the National Priorities List of contaminated sites pursuant to the Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA" or "Superfund"). The EPA identified seven potentially responsible parties ("PRPs") for PCB contamination in the Lower Fox River system, including NCR Corporation ("NCR") and API as the former and current owners and operators of the Appleton plant, and the owners of five paper reprocessing mills located on the Lower Fox River including Georgia-Pacific, P.H. Glatfelter Company, WTM I Co., owned by Chesapeake Corporation, Riverside Paper Corporation and U.S. Paper Mills Corp., owned by Sonoco Products Company.

     In October 2000, the Fish & Wildlife Service ("FWS") released a proposed restoration and compensation determination plan presenting the federal and tribal natural resource trustees' planned approach for restoring natural resources injured by PCBs, and calculating the potential natural resource damages ("NRDs") under different remedial action scenarios. The final NRD valuation will depend on the extent of PCB cleanup; however, the proposed plan estimates that NRDs will be in the range of $176 to $333 million for all PRPs in the aggregate. Over the past several years and at various natural resource damage sites, the FWS and other government agencies have settled NRD claims for amounts substantially less than original estimates or claims. Georgia-Pacific has reported that it has entered into an agreement with the Wisconsin Department of Natural Resources ("DNR") and the FWS that would settle claims for natural resource damages under federal and state law at a cost to Georgia-Pacific of approximately $14 million. The agreement will be effective when entered by the appropriate Federal Court. API anticipates the actual costs for the PRPs to settle NRD claims related to the Lower Fox River to be significantly less than the initial range of $176 to $333 million.

     In October 2001, DNR released a remedial investigation/feasibility study for the Lower Fox River and Green Bay, studying various remedial alternatives. Also in October 2001, the DNR and EPA

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES jointly issued, for public comment, a Proposed Remedial Action Plan for the Lower Fox River, proposing a remedial plan based on one of the remedial alternatives evaluated in the feasibility study. The proposed plan involves a combination of monitored natural recovery and dredging and off-site disposal of sediment contaminated with PCBs. The EPA and DNR estimate the total costs for the Proposed Remedial Action Plan to approximate $308 million, comprised of approximately $256 million in active remediation costs and $52 million in long-term monitoring costs, over a 7-to-18-year time period. Most of the estimated costs pertain to the removal of large quantities of sediment from the Lower Fox River by dredging, dewatering of the dredged materials, treatment of the dredge water and off-site disposal of the remaining solids. Based on cost estimates of large-scale dredging response actions at other sites and many subjective assumptions regarding the work to be done, engineers engaged by the PRPs have indicated that the cost of the remediation work in the proposed remedial action plan could be between $740 and $1,600 million. The DNR strongly disputes this analysis and continues to believe that its cost estimates, as described in the proposed plan, are accurate. The range of estimated costs for other Lower Fox River remedial alternatives considered and not selected by the agencies was between approximately $18 million and $1,096 million.

     The total costs estimated by the EPA and FWS for the proposed remediation and NRD discussed above range from $483 million to $640 million. The Company does not believe that the remedial action proposed by the DNR and EPA is appropriate or cost effective. API, along with the other PRPs, has developed a substantial body of evidence that demonstrates the eventual selection of alternatives involving active river-wide remediation, particularly massive dredging, would be inappropriate and unnecessary. There is ongoing vigorous debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage contaminated sediments. A participant in that debate has been a panel of independent prominent scientific experts in hydrology, sediment remediation, river ecology and related disciplines which API asked to review issues relating to the Lower Fox River and develop a remediation plan. That expert panel prepared a report, submitted to the DNR as part of API's comments on the Proposed Remedial Action Plan, which recommends capping contaminated sediments rather than dredging. Based on engineering studies of an earlier version of the panel's remediation plan, we believe that the cost for the capping proposed in the panel's remediation plan would be less than the $256 million estimate for full-scale dredging remediation in the Proposed Remedial Action Plan. API believes there continues to be a high degree of uncertainty about the type and scope of alternatives that may ultimately be implemented in the Lower Fox River.

     API purchased the Appleton plant from NCR in 1978, after the use of PCBs in the manufacturing process was discontinued. Nevertheless, pursuant to CERCLA both API and NCR are viewed by the EPA as PRPs. Accordingly, API and NCR asserted indemnity claims against each other pursuant to the terms of the agreement for the sale of the business in 1978. API and NCR have entered into an interim settlement agreement in which they have agreed to share both defense and liability costs arising from the Lower Fox River.

     API, NCR and the DNR, the Wisconsin Department of Justice, the EPA, the FWS, the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes (collectively referred to as the intergovernmental partners, or "IGP") have entered into a consent decree in which API and NCR will provide up to $41.5 million over a period of four years, to a maximum of $10.4 million per year, for interim restoration and remediation efforts directed by the IGP. API and NCR will each pay about half of this amount. Under the consent decree,

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES the IGP agree not to sue or take administrative action against API and NCR during the four-year period. The consent decree does not constitute a final settlement with the IGP or provide protection against future claims against API and NCR; however, under the decree, API and NCR will receive full credit for all monies expended for restoration and remediation of the Lower Fox River during the interim period. API recorded a charge for its discounted share of the potential arrangement of $19.2 million during the first quarter of 2001.

     In addition to the interim settlement agreement between API and NCR, five of the seven PRPs (excluding U.S. Paper Mills and Riverside Paper) have entered into a non-binding agreement to share both defense costs and costs for scientific studies relating to PCBs discharged into the Lower Fox River. A study performed by the FWS in 2000 provided a preliminary estimate of the amount of PCBs discharged to the Lower Fox River by each PRP, and concluded that the discharge from API's plants and mills represented in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates are presently under review by the FWS and may be revised. The FWS analysis will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution process.

     Based on historical and technical analyses performed by environmental engineers API has engaged, the Company believes that the percentage discharge of PCBs for the Appleton and Combined Locks facilities is less than 20% of the total discharged by all the PRPs. A portion of API's potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective shares of the potential liability, API could be responsible for a portion of their shares. Based on a review of publicly available financial information about the other PRPs, API believes that the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damage claims for the Lower Fox River.

     An accurate estimate of API's ultimate share of remediation and natural resource damage liability cannot be made at this time due to uncertainties with respect to: the scope and cost of the final remediation plan; the scope of restoration and final valuation of federal and state natural resource damage assessments; the evolving nature of remediation and restoration technologies and governmental policies; and the amount of API's share of remediation and natural resource damage costs relative to the other PRPs. Given the numerous uncertainties regarding the cost estimates for remediation and restoration of the Lower Fox River and the factors which will determine API's share of those costs, API's potential liability falls within a range for which no amount in the range is a better estimate than any other, and even then it is not possible to estimate the high end of the range. API believes that the low end of the range, which has been estimated assuming no large-scale active remediation, a share of liability based on accurate estimates of PCB discharges, an NRD settlement similar to those obtained by other PRPs, and API's sharing of these costs with NCR, will be less than the amounts API expects to pay to the IGP under the consent decree described above. It is possible that API's share of costs will be higher than the low end of the range.

     Because of the uncertainty surrounding the ultimate course of action for Lower Fox River remediation and API's share of remedial costs, as discussed above, no provision has been recorded in the accompanying financial statements for estimated Lower Fox River remediation costs except for the $19.2 million liability, recorded in other current and other long-term liabilities on the consolidated

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES balance sheet, plus interest, associated with the consent decree between API, NCR and the IGP. Under this consent decree, payments totaling $3.2 were made during the first half of 2002. At June 30, 2002 this liability approximated $17.7 million.

     As part of the Acquisition, AWA has agreed to indemnify the Company for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River. Accordingly, the Company recorded a $19.2 million receivable from AWA, recorded in other current and other noncurrent assets on the consolidated balance sheet, plus interest, to recognize the indemnification of the consent decree between API, NCR and the IGP. This receivable has since been reduced by $3.2 million in conjunction with AWA's indemnification of the consent decree payments noted above. At June 30, 2002 this receivable approximated $17.7 million.

West Carrollton Mill

     The West Carrollton mill operates pursuant to various state and federal permits for discharges and emissions to air and water. As a result of the de-inking of carbonless paper containing PCBs through the early 1970s, there have been releases of PCBs and volatile organic compounds into the soil in the area of the wastewater impoundments at the West Carrollton facility, and low levels of PCBs have been detected in groundwater immediately under this area. In addition, PCB contamination is present in sediment in the adjacent Great Miami River, but it is believed that this contamination is from a source other than the West Carrollton mill.

     Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, API believes that it may be necessary to undertake remedial action in the future, although API is currently under no obligation to do so. API has not had any discussions or communications with any Federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. Remedial action to address PCB contamination in the area of the wastewater impoundment may involve construction of a cap to prevent exposure to PCBs. In addition, remedial action may involve long-term monitoring of groundwater or the construction and operation of a groundwater pump-and-treat system to prevent migration of PCB contamination in groundwater, and the removal and disposal of PCB-contaminated sediment in the Great Miami River. The cost for remedial action ranges from $0 for natural attenuation, to approximately $10.5 million, for installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River. Approximately $3 million of the estimated costs relate to short-term capital costs, with the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

     Because of the uncertainty surrounding the ultimate course of action for the Great Miami River remediation and the Company's share of remediation costs, if any, no provision has been recorded in the accompanying financial statements for estimated remediation costs. As part of the final purchase agreement between PDC and AWA, AWA has agreed to indemnify the Company for 50% of all environmental liabilities associated with the West Carrollton mill up to $5.0 million. AWA is liable for 100% of all such environmental costs exceeding $5.0 million.

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

Other

     From time to time, the Company is involved in product liability and various other suits incident to the operation of its business. Insurance coverage is maintained and estimated costs are recorded for claims and suits of this nature. It is management's opinion that none of these claims or suits will have a materially adverse effect on the Company's financial position, results of operations or cash flows.

12.  EMPLOYEE STOCK OWNERSHIP PLAN

     The Appleton Papers Retirement Savings Plan, was amended and restated effective as of January 1, 2001, in the form of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (the "KSOP"). The KSOP includes a separate employee stock ownership plan component (the "ESOP" or the "Company Stock Fund"). The KSOP is a tax-qualified retirement plan that also contains a 401(k) feature, which provides participants with the ability to make pretax contributions to the KSOP by electing to defer a percentage of their compensation. The ESOP component of the KSOP is a tax-qualified employee stock ownership plan that is designed to invest primarily in redeemable common stock of PDC. Eligible participants, as "named fiduciaries" under ERISA, were offered a one-time irrevocable election to acquire a beneficial interest in the redeemable common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $106.8 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC redeemable common stock. As a result of this purchase, the ESOP owns 100% of the redeemable common stock of PDC.

     The value of each participant's account balance will be paid to that participant, or that participant's beneficiary, in the case of the participant's death, upon the participant's retirement, death, disability, resignation, dismissal, or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. In general, all requests for lump sum distributions in any plan year will be granted to the extent that the aggregate amount requested does not exceed the amount of new deferrals to the Company Stock Fund, less any distributions that must be made in accordance with the statutory requirements and installment distributions obligated under prior year distribution elections. Covenants in the agreements providing for API's senior credit facilities and the senior subordinated notes restrict API's ability to pay dividends to PDC which could limit PDC's ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC is obligated to make distributions to former participants in the ESOP under ERISA and these obligations may supersede the terms of the respective agreements. If lump sum distributions cannot be made, distributions to former participants will be made in up to five equal annual installments.

     Based upon management's assumptions related to participant death, retirement, diversification requests, employment termination and changes in share value, the Company estimates that the potential repurchase obligations over the next five years may approximate $99.9 million. The Company anticipates that a portion of these disbursements will be funded from new payroll deferrals from employees into the Company Stock Fund, which are estimated to approximate $39 million. These estimated net repurchase obligations of approximately $60.9 million are anticipated to be disbursed in annual payments increasing from $6 million to $22 million over the five year period.

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

     The Company's matching contributions charged to expense amounted to $2.0 million for the three months ended June 30, 2002 and $3.8 million for the six months ended June 30, 2002, all of which will be deposited into the Company Stock Fund. In the first half of 2002, the ESOP trustee purchased 116,614 shares of PDC redeemable common stock for an aggregate price of $1,166,141 from pretax deferrals made by employees from November 10, 2001 through December 29, 2001, while the Company's matching deferrals over this same period resulted in an additional 115,447 shares of redeemable common stock being issued. During the first half of 2002, those employees eligible to begin account diversification redeemed approximately $0.2 million of PDC redeemable common stock.

     In accordance with EITF Topic D-98, redeemable equity securities are required to be accreted (i.e., increased) so that the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. The Company accreted the redeemable common stock by $4.6 million for the three months ended June 30, 2002 and $5.3 million for the six months ended June 30, 2002. Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of June 30, 2002. The earliest redemption date occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption amount of approximately $224 million was determined with a remaining unrecognized accretion amount of approximately $112 million at June 30, 2002. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

13.  LONG-TERM OBLIGATIONS

     Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued)


                                                   June 30,         December 29,
                                                     2002              2001
                                                 ------------      -------------
Senior secured variable rate notes payable,
     LIBOR plus 3.0%, $5,716 due quarterly
     ending November 8, 2005                       $  74,304         $ 115,000
Senior secured variable rate notes payable,
     LIBOR plus 4.25%, $375 due quarterly
     with $143,250 due November 8, 2006                 --             150,000
Senior secured variable rate notes payable,
     LIBOR plus 3.25%, $282 due quarterly
     with $107,585 due November 8, 2006              112,093              --
                                                   ---------         ---------
                                                     186,397           265,000
Less obligations due within one year                 (17,992)          (24,125)
                                                   ---------         ---------
                                                     168,405           240,875
Unsecured variable rate industrial development
     bonds, 1.7% average interest rate
     at June 30, 2002, $2,650
     due in 2013 and $6,000 due in 2027                8,650             8,650
Senior subordinated notes payable, 12.5%
     due December 15, 2008                           250,000           250,000
Deferred payment obligation, due
     May 8, 2010, increased 10% per annum
     compounded semi-annually to the date of
     repayment                                       149,015           141,896


     On November 9, 2001, API entered into a $340 million Senior Credit Facility. The Senior Credit Facility was comprised of the following: a four year credit facility of up to $75 million for revolving loans, including letters of credit; a four year senior secured note of $115 million; and a five year senior secured note of $150 million. Borrowings under the revolving credit facility and the $115 million senior secured note bore interest at LIBOR plus 3.5% through May 8, 2002. On May 9, 2002, because the Company's consolidated leverage ratio was calculated at less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00, the interest rate was reduced to LIBOR plus 3.0%. Through May 8, 2002, borrowings under the $150 million senior secured note bore interest at LIBOR plus 4.25% per annum, subject to a minimum LIBOR rate of 2.5%. On May 9, 2002 the interest rate margin on this note was reduced by 0.5% because of improvements to the Company's consolidated leverage ratio as noted above. On June 6, 2002, the Company refinanced the $112.4 million remaining principal amount and replaced it with similar debt carrying a reduced interest rate of LIBOR plus 3.25%, not subject to a minimum LIBOR rate. As a result of this refinancing, $11.8 million of deferred debt issuance costs were written off during June as debt extinguishment expenses. The LIBOR rate on June 30, 2002 was 1.8%. During the first half of 2002, the Company made mandatory debt repayments of $13.0 million, plus interest, and voluntary debt prepayments totaling $65.6 million, plus interest, on its outstanding senior secured variable rate notes.

     On December 14, 2001, API issued $250 million aggregate principal amount of its 12.5% Series A Senior Subordinated Notes due 2008, which were used to redeem in full, at par, the senior subordinated note due 2008 held by AWA (see Note 2 "Acquisition of Appleton Papers Inc."). On

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued)

June 12, 2002 the Company filed a Registration Statement on Form S-4 to register an offer with the Securities and Exchange Commission to exchange up to $250 million of its registered 12.5% Series B Senior Subordinated Notes due 2008 for any and all of its outstanding 12.5% Series A Senior Subordinated Notes due 2008. The exchange offer closed on July 12, 2002. The entire outstanding principal balance of Series A notes was exchanged for Series B notes. The Series B notes and the Series A notes have substantially the same terms, conditions and covenants.

14.  SEGMENT INFORMATION

     The Company has three operating segments, Carbonless, Thermal and Other. Based upon quantitative thresholds, Carbonless and Thermal constitute the Company's reportable segments.

     The Company does not allocate total assets internally in assessing operating performance. Net sales, operating income (loss) and depreciation and amortization as determined by the Company for its reportable segments are as follows (dollars in thousands):

                                    (Successor             (Predecessor              (Successor             (Predecessor
                                      Basis)                  Basis)                   Basis)                  Basis)
                                --------------------    --------------------     --------------------    -------------------
                                   For the Three           For the Three             For the Six            For the Six
                                   Months Ended            Months Ended             Months Ended            Months Ended
                                   June 30, 2002           July 1, 2001             June 30, 2002           July 1, 2001
                                --------------------    --------------------     --------------------    -------------------
Net sales
Carbonless                         $ 172,136               $ 184,642                $ 343,754               $ 370,863
Thermal                               44,530                  42,719                   85,745                  84,045
Other                                 12,032                  11,827                   23,775                  24,590
                                   ---------               ---------                ---------               ---------
     Total                         $ 228,698               $ 239,188                $ 453,274               $ 479,498
Operating income (loss)
Carbonless                         $  22,083               $  25,935                $  50,600               $  34,836
Thermal                                2,524                   2,437                    3,664                   3,907
Other                                   (394)                 (1,135)                    (565)                 (2,571)
                                   ---------               ---------                ---------               ---------
     Total                         $  24,213               $  27,237                $  53,699               $  36,172
Depreciation and
  amortization
Carbonless                         $  13,620               $   8,759                $  27,169               $  18,024
Thermal                                2,613                   1,724                    5,266                   3,474
Other                                    764                     473                    1,560                     950
                                   ---------               ---------                ---------               ---------
     Total                         $  16,997               $  10,956                $  33,995               $  22,448

15.  GUARANTOR FINANCIAL INFORMATION

     API (the "Issuer") has issued senior subordinated notes (the "Notes") which have been guaranteed by PDC (the "Parent Guarantor") and WTA Inc., a wholly owned subsidiary of API (the "Subsidiary Guarantor"). These guarantees are full, unconditional and joint and several.

     Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantor and its wholly owned foreign subsidiary (the "Non-Guarantor Subsidiary") as of June 30, 2002 and December 29, 2001 and for the three and six months ended June

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued)

30, 2002 and July 1, 2001. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

     The condensed consolidating financial information has been presented to show the nature of the assets held, results of operations and cash flows of the Parent Guarantor, Issuer, Subsidiary Guarantor and Non-Guarantor Subsidiary assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for the Parent and Subsidiary Guarantor are not presented based on management's determination that they would not provide additional information that is material to readers of these financial statements.

     In conjunction with the issuance of the Notes, restrictions have been placed on the subsidiaries of the Issuer under the indenture that would limit dividend distributions by these subsidiaries.

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2002
                                   (unaudited)
                             (dollars in thousands)

                                                      Parent                Subsidiary  Non-Guarantor
                                                    Guarantor    Issuer     Guarantor    Subsidiary     Eliminations  Consolidated
                                                    ---------  -----------  ----------  -------------   ------------  ------------
ASSETS

Current assets
     Cash and cash equivalents                      $    -     $    24,729  $      27   $  1,746        $       -     $ 26,502
     Accounts receivable, net                            -         104,860        -        6,365                -      111,225
     Inventories                                         -         112,896        -        1,880                -      114,776
     Other current assets                              6,047         6,077        -           85                -       12,209
                                                    --------   -----------  ---------   --------        -----------   --------
          Total current assets                         6,047       248,562         27     10,076                -      264,712

     Property, plant and equipment, net                  -         516,248        -           31                -      516,279
     Investment in subsidiary                        861,540       226,391        -          -           (1,087,931)       -
     Other assets                                     12,038       110,137     36,081         34                -      158,290
                                                    --------   -----------  ---------   --------        -----------   --------
          Total assets                              $879,625   $ 1,101,338  $  36,108   $ 10,141        $(1,087,931)  $939,281
                                                    ========   ===========  =========   ========        ===========   ========

LIABILITIES, REDEEMABLE COMMON STOCK
     AND RETAINED EARNINGS

Current liabilities
     Current portion of long-term bank debt         $    -     $    17,992  $     -     $    -          $       -     $ 17,992
     Accounts payable                                    -          45,740        -          102                -       45,842
     Due to (from) parent and affiliated companies   611,099      (431,030)  (184,900)     4,831                -          -
     Other accrued liabilities                           -          80,336        -         (175)               -       80,161
                                                    --------   -----------  ---------   --------        -----------   --------
          Total current liabilities                  611,099      (286,962)  (184,900)     4,758                -      143,995

     Long-term debt                                      -         427,055        -          -                  -      427,055
     Capital lease obligation                            -           4,134        -          -                  -        4,134
     Other long-term liabilities                         -          95,571        -          -                  -       95,571
     Deferred payment obligation                     149,015           -          -          -                  -      149,015
     Redeemable common stock and
          retained earnings                          119,511       861,540    221,008      5,383         (1,087,931)   119,511
                                                    --------   -----------  ---------   --------        -----------   --------

          Total liabilities, redeemable common
             stock and retained earnings            $879,625   $ 1,101,338  $  36,108   $ 10,141        $(1,087,931)  $939,281
                                                    ========   ===========  =========   ========        ===========   ========

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 29, 2001
                             (dollars in thousands)

                                                        Parent                Subsidiary  Non-Guarantor
                                                      Guarantor     Issuer    Guarantor    Subsidiary    Eliminations   Consolidated
                                                      ---------  -----------  ----------  -------------  ------------   ------------
ASSETS

Current assets
     Cash and cash equivalents                         $    -    $    34,123  $      36    $ 1,543         $       -      $   35,702
     Accounts receivable, net                               -         98,674        -        6,674                 -         105,348
     Inventories                                            -        132,501        -        2,097                 -         134,598
     Other current assets                                 7,305        4,687        -           18                 -          12,010
                                                       --------  -----------  ---------    -------         -----------    ----------
          Total current assets                            7,305      269,985         36     10,332                 -         287,658

     Property, plant and equipment, net                     -        531,745        -           31                 -         531,776
     Investment in subsidiary                           831,855      220,733        -          -            (1,052,588)          -
     Other assets                                        14,674      129,002     39,157         31                 -         182,864
                                                       --------  -----------  ---------    -------         -----------    ----------
          Total assets                                 $853,834  $ 1,151,465  $  39,193    $10,394         $(1,052,588)   $1,002,298
                                                       ========  ===========  =========    =======         ===========    ==========

LIABILITIES, REDEEMABLE COMMON STOCK
     AND RETAINED EARNINGS

Current liabilities
     Current portion of long-term bank debt            $    -    $    24,125  $     -      $   -           $       -      $   24,125
     Accounts payable                                       -         49,191        -           26                 -          49,217
     Due to (from) parent and affiliated companies      599,659     (428,475)  (175,665)     4,481                 -             -
     Other accrued liabilities                              -         75,839        -           12                 -          75,851
                                                       --------  -----------  ---------    -------         -----------    ----------
          Total current liabilities                     599,659     (279,320)  (175,665)     4,519                 -         149,193

     Long-term debt                                         -        499,525        -          -                   -         499,525
     Capital lease obligation                               -          4,314        -          -                   -           4,314
     Other long-term liabilities                            -         95,091        -          -                   -          95,091
     Deferred payment obligation                        141,896          -          -          -                   -         141,896
     Redeemable common stock and
          retained earnings                             112,279      831,855    214,858      5,875          (1,052,588)      112,279
                                                       --------  -----------  ---------    -------         -----------    ----------

          Total liabilities, redeemable common stock
             and retained earnings                     $853,834  $ 1,151,465  $  39,193    $10,394         $(1,052,588)   $1,002,298
                                                       ========  ===========  =========    =======         ===========    ==========

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (unaudited)
                             (dollars in thousands)

                                                                      (Successor Basis)
                                     -----------------------------------------------------------------------------------------------
                                          Parent                  Subsidiary    Non-Guarantor
                                        Guarantor       Issuer    Guarantor       Subsidiary        Eliminations        Consolidated
                                     ------------  ------------  -----------  -----------------  ---------------  ------------------
Net sales                              $    -          $451,896    $    -         $ 26,084           $(24,706)           $453,274
Cost of sales                               -           319,239         -           25,761            (25,608)            319,392
                                       --------        --------    --------       --------           --------           ---------

Gross profit                                -           132,657         -              323                902             133,882
Selling, general and administrative          13          74,876       3,161          1,251                882              80,183
                                       --------        --------    --------       --------           --------           ---------

Operating (loss) income                     (13)         57,781      (3,161)          (928)                20              53,699
Interest expense                         24,544          39,599         -              -              (26,371)             37,772
Debt extinguishment expenses                -            11,754         -              -                  -                11,754
Interest income                             -           (17,924)     (9,005)            (7)            26,371                (565)
Intercompany royalty expense (income)       -             6,536      (6,536)           -                  -                   -
Income in equity investment             (29,685)        (11,907)        -              -               41,592                 -
Other income                                -                (1)        -             (428)               -                  (429)
                                       --------        --------    --------       --------           --------           ---------

Income (loss) before income taxes         5,128          29,724      12,380           (493)           (41,572)              5,167
Provision for income taxes                  -                39         -              -                  -                    39
                                       --------        --------    --------       --------           --------           ---------

Net income (loss)                      $  5,128        $ 29,685    $ 12,380       $   (493)          $(41,572)           $  5,128
                                       ========        ========    ========       ========           ========           =========

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JULY 1, 2001
                                   (unaudited)
                             (dollars in thousands)

                                                                            (Predecessor Basis)
                                         ------------------------------------------------------------------------------------------
                                                           Subsidiary        Non-Guarantor
                                             Issuer         Guarantor          Subsidiary          Eliminations        Consolidated
                                         --------------  ----------------  -------------------  ------------------  ---------------
Net sales                                     $ 481,205    $      -                   $31,178           $(32,885)          $479,498
Cost of sales                                   349,140           -                    31,497            (34,180)           346,457
                                             ----------  ------------          --------------      -------------       ------------

Gross Profit                                    132,065           -                      (319)             1,295            133,041
Selling, general and administrative              72,200            27                   1,328              1,200             74,755
Restructuring and other charges                  22,114           -                       -                  -               22,114
                                             ----------  ------------          --------------      -------------       ------------

Operating income (loss)                          37,751           (27)                 (1,647)                95             36,172
Interest expense                                 19,897           -                       -               (4,760)            15,137
Interest income                                  (5,481)       (4,767)                    (57)             4,760             (5,545)
Intercompany royalty expense (income)             7,038        (7,038)                    -                  -                  -
Income in equity investment                     (10,229)          -                       -               10,229                -
Other expense                                         3           -                        54                -                   57
                                             ----------  ------------          --------------      -------------       ------------

Income (loss) before income taxes                26,523        11,778                  (1,644)           (10,134)            26,523
Provision for income taxes                       10,305           -                       -                  -               10,305
                                             ----------  ------------          --------------      -------------       ------------

Income (loss) from continuing operations         16,218        11,778                  (1,644)           (10,134)            16,218
Loss from discontinued operations                (1,469)          -                       -                  -               (1,469)
                                             ----------  ------------          --------------      -------------       ------------

Net income (loss)                             $  14,749    $   11,778                 $(1,644)          $(10,134)          $ 14,749
                                             ==========  ============          ==============      =============       ============

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                   (unaudited)
                             (dollars in thousands)

                                                                      (Successor Basis)
                                     ----------------------------------------------------------------------------------------------
                                          Parent                   Subsidiary      Non-Guarantor
                                        Guarantor     Issuer       Guarantor         Subsidiary      Eliminations      Consolidated
                                     -------------  -----------  -------------  -----------------  ---------------  ---------------
Net sales                               $    -       $ 227,426        $   -           $ 13,943       $(12,671)        $ 228,698
Cost of sales                                -         163,987            -             13,190        (13,022)          164,155
                                        --------     ---------        -------         --------       --------         ---------

Gross profit                                 -          63,439            -                753            351            64,543
Selling, general and administrative          -          37,682          1,549              644            455            40,330
                                        --------     ---------        -------         --------       --------         ---------

Operating income (loss)                      -          25,757         (1,549)             109           (104)           24,213
Interest expense                          12,247        22,171            -                -          (16,019)           18,399
Debt extinguishment expenses                 -          11,754            -                -              -              11,754
Interest income                              -          (8,557)        (7,652)              (3)        16,019              (193)
Intercompany royalty expense (income)        -           3,291         (3,291)             -              -                 -
Income in equity investment               (6,889)       (9,751)           -                -           16,640               -
Other income                                 -             -              -               (349)           -                (349)
                                        --------     ---------        -------         --------       --------         ---------

(Loss) income before income taxes         (5,358)        6,849          9,394              461        (16,744)           (5,398)
Benefit for income taxes                     -             (40)           -                -              -                 (40)
                                        --------     ---------        -------         --------       --------         ---------

Net (loss) income                         (5,358)    $   6,889        $ 9,394         $    461       $(16,744)        $  (5,358)
                                        ========     =========        =======         ========       ========         =========

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JULY 1, 2001
                                   (unaudited)
                             (dollars in thousands)

                                                                          (Predecessor Basis)
                                         -------------------------------------------------------------------------------------------
                                                          Subsidiary        Non-Guarantor
                                          Issuer           Guarantor          Subsidiary         Eliminations        Consolidated
                                         -------------  ----------------  -------------------  -----------------  ------------------
Net sales                                 $ 239,276           $   -             $ 13,444           $(13,532)          $ 239,188
Cost of sales                               171,807               -               13,802            (14,042)            171,567
                                          ---------           -------           --------           --------           ---------

Gross Profit                                 67,469               -                 (358)               510              67,621
Selling, general and administrative          37,630                 3                671                561              38,865
Restructuring and other charges               1,519               -                  -                  -                 1,519
                                          ---------           -------           --------           --------           ---------

Operating income (loss)                      28,320                (3)            (1,029)               (51)             27,237
Interest expense                              9,363               -                  -               (1,946)              7,417
Interest income                              (2,326)           (2,296)               (24)             1,946              (2,700)
Intercompany royalty expense (income)         3,513            (3,513)               -                  -                   -
Income in equity investment                  (4,976)              -                  -                4,976                 -
Other expense (income)                            3               -                 (226)               -                  (223)
                                          ---------           -------           --------           --------           ---------

Income (loss) before income taxes            22,743             5,806               (779)            (5,027)             22,743
Provision for income taxes                    8,837               -                  -                  -                 8,837
                                          ---------           -------           --------           --------           ---------

Income (loss) from continuing operations     13,906             5,806               (779)            (5,027)             13,906
Loss from discontinued operations              (325)              -                  -                  -                  (325)
                                          ---------           -------           --------           --------           ---------

Net income (loss)                         $  13,581           $ 5,806           $   (779)          $ (5,027)          $  13,581
                                          =========           =======           ========           ========           =========

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (unaudited)
                             (dollars in thousands)

                                                                                (Successor Basis)
                                                        ---------------------------------------------------------------------------
                                                           Parent             Subsidiary Non-Guarantor
                                                          Guarantor  Issuer   Guarantor    Subsidiary   Eliminations   Consolidated
                                                        ----------- --------  ----------  ------------  -------------  ------------
Cash flows from operating activities:
     Net income (loss)                                  $  5,128    $ 29,685  $ 12,380    $  (493)        $(41,572)     $  5,128
     Adjustments to reconcile net income (loss) to
         net cash provided by (used by) operating
             activities:
             Depreciation and amortization                   -        30,906     3,076         13              -          33,995
             Other                                         7,119      22,991       -         (428)             -          29,682
             Change in assets and liabilities, net       (24,637)      2,823       -          774           35,342        14,302
                                                        --------    --------  --------    -------         --------      --------

     Net cash (used by) provided by operating activities (12,390)     86,405    15,456       (134)          (6,230)       83,107
Cash flows from investing activities:
     Proceeds from sale of equipment                         -            10       -          -                -              10
     Additions to property, plant and equipment              -       (14,315)      -          (13)             -         (14,328)
                                                        --------    --------  --------    -------         --------      --------

     Net cash (used by) investing activities                 -       (14,305)      -          (13)             -         (14,318)
Cash flows from financing activities:
     Payments of long-term debt                              -       (78,603)      -          -                -         (78,603)
     Payments relating to capital lease obligation           -          (336)      -          -                -            (336)
     Due to parent and affiliated companies, net          11,440      (2,555)   (9,235)       350              -             -
     Proceeds from issuance of redeemable common stock     1,161         -         -          -                -           1,161
     Payments to redeem common stock                        (211)        -         -          -                -            (211)
     Intercompany dividend                                   -           -      (6,230)       -              6,230           -
                                                        --------    --------  --------    -------         --------      --------

     Net cash provided by (used by) financing activities  12,390     (81,494)  (15,465)       350            6,230       (77,989)
Change in cash and cash equivalents                          -        (9,394)       (9)       203              -          (9,200)
Cash and cash equivalents at beginning of period             -        34,123        36      1,543              -          35,702
                                                        --------    --------  --------    -------         --------      --------
Cash and cash equivalents at end of period              $    -      $ 24,729  $     27    $ 1,746         $    -        $ 26,502
                                                        ========    ========  ========    =======         ========      ========

                 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JULY 1, 2001
                                   (unaudited)
                             (dollars in thousands)

                                                                                         (Predecessor Basis)
                                                                         -----------------------------------------------------------
                                                                                  Subsidiary Non-Guarantor
                                                                         Issuer    Guarantor   Subsidiary  Eliminations Consolidated
                                                                         -------- ---------- ------------- ------------ ------------
Cash flows from operating activities:
     Income (loss) from continuing operations                            $ 16,218  $ 11,778  $(1,644)      $(10,134)      $ 16,218
     Adjustments to reconcile income from continuing operations to net cash provided by (used by) operating activities of
         continuing operations:
             Depreciation and amortization                                 22,433       -         15            -           22,448
             Other                                                          1,257       -         54            -            1,311
             Change in assets and liabilities, net                         14,898    (4,000)   1,661         10,134         22,693
                                                                         --------  --------  -------       --------       --------
     Net cash provided by operating activities of continuing operations    54,806     7,778       86            -           62,670
     Net cash (used by) operating activities of discontinued operations    (2,103)      -        -              -           (2,103)
                                                                         --------  --------  -------       --------       --------
     Net cash provided by operating activities                             52,703     7,778       86            -           60,567
Cash flows from investing activities:
     Proceeds from sale of equipment                                            4       -        -              -                4
     Additions to property, plant and equipment                           (36,546)      -        -              -          (36,546)
                                                                         --------  --------  -------       --------       --------
     Net cash (used by) investing activities of continuing operations     (36,542)      -        -              -          (36,542)
     Net cash (used by) investing activities of discontinued operations       -         -        -              -              -
                                                                         --------  --------  -------       --------       --------
     Net cash (used by) investing activities                              (36,542)      -        -              -          (36,542)
Cash flows from financing activities:
     Payments relating to capital lease obligation                           (335)      -        -              -             (335)
     Payments of loans from Predecessor parent and affiliated companies   (45,745)      -        -              -          (45,745)
     Loans from Predecessor parent and affiliated companies                 9,140       -        -              -            9,140
     Due to Predecessor parent and affiliated companies, net               14,461    (7,799)   1,626            -            8,288
                                                                         --------  --------  -------       --------       --------
     Net cash (used by) provided by financing activities of
         continuing operations                                            (22,479)   (7,799)   1,626            -          (28,652)
     Net cash provided by financing activities of discontinued operations   4,978       -        -              -            4,978
                                                                         --------  --------  -------       --------       --------
     Net cash (used by) provided by financing activities                  (17,501)   (7,799)   1,626            -          (23,674)
Change in cash and cash equivalents                                        (1,340)      (21)   1,712            -              351
Cash and cash equivalents at beginning of period                           39,410        34      427            -           39,871
                                                                         --------  --------  -------       --------       --------
Cash and cash equivalents at end of period                               $ 38,070  $     13  $ 2,139       $    -         $ 40,222
                                                                         ========  ========  =======       ========       ========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2002 and July 1, 2001

     Net Sales. Net sales for the three months ended June 30, 2002 were $228.7 million, a decrease of $10.5 million, or 4.4%, compared to $239.2 million for the three months ended July 1, 2001. Carbonless net sales decreased $12.5 million, or 6.8%, compared to the prior year period due to a roll volume decline of 9%, which was partially offset by a slight increase in sheet volume. Pricing for carbonless products in total, remained stable for the three months ended June 30, 2002 as compared to the same period in 2001, as we have not announced any price increases during this period. Thermal net sales increased $1.8 million, or 4.2% as a result of volume increases of 10.3%. Thermal volume increases for the three months ended June 30, 2002 were from a combination of new product introductions, account gains and increased demand for transaction-based thermal products.

     Gross Profit. Gross profit was $64.5 million for the second quarter of fiscal 2002, compared to $67.6 million for the second quarter of fiscal 2001, a decrease of $3.1 million, or 4.6%. Gross profit margin was 28.2% for the second quarter of fiscal 2002 as compared to 28.3% for the same quarter of fiscal 2001. During the second quarter of fiscal 2001, we completed an eighteen-month restructuring project that included the closing of our Harrisburg plant and relocation of strategic manufacturing equipment to our Appleton plant and Roaring Spring mill and we incurred an $8.0 million charge for start-up costs related to the equipment transferred from the Harrisburg plant during the quarter. Beginning in the second half of fiscal 2001, we began to benefit from the positive impact of the elimination of the Harrisburg cost structure as well as the elimination of the start-up costs related to the transferred equipment. In addition, lower raw material costs for pulp and chemicals for the three months ended June 30, 2002 also favorably impacted gross profit. These benefits were offset by the carbonless volume decline and an increase of $3.8 million in manufacturing depreciation expense, when compared to the second quarter of fiscal 2001, since the acquisition of Appleton Papers by Paperweight Development was recorded using the purchase method of accounting, and the financial statements of Appleton Papers were adjusted on November 10, 2001 to reflect property, plant and equipment at fair value. During the second quarter of fiscal 2002, we also recorded $1.3 million in expense associated with a voluntary special retirement program accepted by thirty-eight qualified hourly employees at the Appleton plant.

     Selling, General and Administrative. Selling, general and administrative expenses for the second quarter of fiscal 2002 were $40.3 million compared to $38.9 million in the second quarter of fiscal 2001, an increase of $1.4 million, or 3.6%. Amortization expense related to intangible assets increased $2.2 million for the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 due to the value assigned to intangible assets in the purchase price allocation related to the acquisition of Appleton Papers. Bad debt expense in the second quarter of fiscal 2002 was $0.7 million higher than in the second quarter of fiscal 2001 primarily due to potential credit exposure from Argentinean customers. Long-term management incentive plans based on the performance of Appleton Papers and changes in the value of Paperweight Development redeemable common stock resulted in an increase in non-cash compensation expense of $1.6 million during the second quarter of fiscal 2002. Distribution costs for the second quarter of 2002 decreased by $2.0 million, or 11.7%, compared to the second quarter of 2001 due to reduced carbonless volumes, lower freight costs and reduced warehousing expenses.

     Restructuring and Other Charges. During the third quarter of fiscal 1999, we announced plans to close our Harrisburg plant in fiscal 2001. Restructuring and other charges associated with this plant closure, which was completed in fiscal 2001, approximated $0.5 million in the second quarter of fiscal 2001, and pertained to costs relating to the final closure of the plant.

     Other Operating Expenses. Other operating expenses for the second quarter of fiscal 2001 pertained to Lower Fox River environmental costs of $0.8 million and costs to dismantle and transport equipment from the Harrisburg plant to the Appleton plant and Roaring Spring mill of $0.2 million. In connection with the acquisition of Appleton Papers, AWA has agreed to indemnify Appleton Papers for environmental liabilities as described in Note 2 of our fiscal 2001 Notes to Consolidated Financial Statements.

     Operating Income. Operating income for the second quarter of fiscal 2002 was $24.2 million compared to $27.2 million for the same period in fiscal 2001, a decrease of $3.0 million, or 11.0%. Operating income as a percentage of net sales for the second quarter of fiscal 2002 was 10.6% as compared to 11.4% of net sales for the same period in fiscal 2001. Carbonless operating income for the second quarter of fiscal 2002 decreased $3.9 million compared to the same period in fiscal 2001 primarily due to the decline in roll volume in the second quarter of fiscal of 2002 as compared to the same time period in fiscal 2001. Thermal operating income for the second quarter of fiscal 2002 increased $0.1 million compared to the second quarter of fiscal 2001 despite an increase in deprecation and amortization expenses for the second quarter of fiscal 2002 as a result of the November 10, 2001 purchase price allocation.

     Interest expense. Interest expense for the second quarter of fiscal 2002 was $18.4 million, an increase of $11.0 million compared to $7.4 million for the second quarter of fiscal 2001 due to the issuance of long-term debt obligations associated with the acquisition of Appleton Papers on November 9, 2001.

     Debt extinguishment expenses. During June 2002, a portion of our long-term debt obligations was refinanced with new debt carrying a reduced interest rate. As a result, we were required to write off $11.8 million of deferred debt issuance costs associated with the original debt instrument. Refer to "Liquidity and Capital Resources" below for additional discussion of this refinancing.

     Interest Income. Interest income for the second quarter of fiscal 2002 was $0.2 million, a decrease of $2.5 million compared to $2.7 million for the second quarter of fiscal 2001. The decrease was due to the October 1, 2001 sale of a $125 million interest-bearing shareholder note we held from Arjo Wiggins SA, a French company ultimately owned by Arjo Wiggins Appleton plc ("AWA").

     Provision for income taxes. In connection with the acquisition of Appleton Papers, Paperweight Development and its domestic subsidiaries elected to be treated as subchapter S corporations for U.S. and state income tax purposes. We expect to incur no future U.S. income tax liability and minimal state income tax liability.

     Loss from discontinued operations. In October 2001, we completed the transfer of one of our wholly owned subsidiaries, Newton Falls Inc., to an affiliated company of AWA. This entity was classified as a discontinued operation for the second quarter of fiscal 2001.

     Loss from discontinued operations, net of taxes, was $0.3 million for the second quarter of fiscal 2001 and primarily consisted of closing costs associated with the permanent closure of the Newton Falls mill.

     Net income. For the second quarter of fiscal 2002, we incurred a net loss of $5.4 million compared to net income of $13.6 million for the second quarter of fiscal 2001. This resulted primarily from the debt extinguishment charge of $11.8 million, increased interest expense of $11.0 million and the reduction in operating income, partially offset by reduced income taxes of $8.9 million.

Comparison of Results of Operations for the Six-Month Periods Ended June 30, 2002 and July 1, 2001

     Net Sales. Net sales for the six months ended June 30, 2002 were $453.3 million, a decrease of $26.2 million, or 5.5%, compared to $479.5 million for the six months ended July 1, 2001. Carbonless net sales decreased $27.1 million, or 7.3%, compared to the prior year period due to a roll volume decline of 10%, which was partially offset by a modest increase in sheet volume. Pricing for carbonless products in total, remained stable for the first half of 2002 as compared to the same period in 2001, as we have not announced any price increases during this period. Thermal net sales increased $1.7 million as a result of volume increases of 10.7%. Thermal volume increases during the first half of 2002 were from a combination of new product introductions, account gains and increased demand for transaction-based thermal products.

     Gross Profit. Gross profit was $133.9 million for the first half of fiscal 2002, compared to $133.0 million for the same period in fiscal 2001, an increase of $0.9 million, or 0.7%. Gross profit margin increased to 29.5% for the first half of fiscal 2002 as compared to 27.7% for the same period in fiscal 2001. During the first half of fiscal 2001, we completed an eighteen-month restructuring project that included the closing of our Harrisburg plant and relocation of strategic manufacturing equipment to our Appleton plant and Roaring Spring mill and we incurred a $15.0 million charge for start-up costs related to the equipment transferred from the Harrisburg plant during the first half. Beginning in the second half of fiscal 2001, we began to benefit from the positive impact of the elimination of the Harrisburg cost structure as well as the elimination of the start-up costs related to the transferred equipment. In addition, lower raw material costs for pulp and chemicals for the first half of 2002 also favorably impacted gross profit. These benefits were partially offset by the carbonless volume decline and an increase of $7.3 million in manufacturing depreciation expense, when compared to the first half of fiscal 2001, since the acquisition of Appleton Papers by Paperweight Development was recorded using the purchase method of accounting, and the financial statements of Appleton Papers were adjusted on November 10, 2001 to reflect property, plant and equipment at fair value. During the first half of fiscal 2002, we also recorded $1.3 million in expense associated with a voluntary special retirement program accepted by thirty-eight qualified hourly employees at the Appleton plant.

     Selling, General and Administrative. Selling, general and administrative expenses for the first half of fiscal 2002 were $80.2 million compared to $74.8 million for the same period in fiscal 2001, an increase of $5.4 million, or 7.2%. Amortization expense related to intangible assets increased $4.5 million for the first half of fiscal 2002 as compared to the same period of fiscal 2001 due to the value assigned to intangible assets in the purchase price allocation related to the acquisition of Appleton Papers. Bad debt expense for the first half of fiscal 2002 was $1.3 million higher than in the same period of fiscal 2001 primarily due to potential credit exposure from Argentinean customers. Long-term management incentive plans based on the performance of Appleton Papers and changes in the value of Paperweight Development redeemable common stock resulted in an increase in non-cash compensation expenses of $2.6 million during the first half of fiscal 2002. Distribution costs for the first half of fiscal 2002 decreased by $4.3 million, or 12.8%, compared to the same period in fiscal 2001 due to reduced carbonless volumes, lower freight costs and reduced warehousing expenses.

     Restructuring and Other Charges. Restructuring and other charges associated with the Harrisburg plant closure, which was completed in fiscal 2001, approximated $0.9 million in the first half of fiscal 2001 and pertained to costs relating to the final closure of the Harrisburg plant.

     Other Operating Expenses. Other operating expenses for the first half of fiscal 2001 pertained to Lower Fox River environmental costs of $20.9 million and costs to dismantle and transport equipment from the Harrisburg plant to the Appleton plant and Roaring Spring mill of $0.3 million. In connection with the acquisition of Appleton Papers, AWA has agreed to indemnify Appleton Papers for environmental liabilities as described in Note 2 of our fiscal 2001 Notes to Consolidated Financial Statements.

     Operating Income. Operating income for the first half of fiscal 2002 was $53.7 million compared to $36.2 million for the same period in fiscal 2001, an increase of $17.5 million, or 48.3%. Operating income as a percentage of net sales for the first half of fiscal 2002 was 11.8% as compared to 7.5% of net sales for same period in fiscal 2001. Carbonless operating income for the first half of fiscal 2002 increased $15.8 million compared to the first half of fiscal 2001 primarily due to the $20.9 million in environmental expense in the first half of 2001. Thermal operating income for the first half of fiscal 2002 decreased $0.2 million compared to the first half of fiscal 2001 due to an increase in deprecation and amortization expenses for the first half of fiscal 2002 as a result of the November 10, 2001 purchase price allocation.

     Interest expense. Interest expense for the first half of fiscal 2002 was $37.8 million, an increase of $22.7 million compared to $15.1 million for the same period in fiscal 2001 due to the issuance of long-term debt obligations associated with the acquisition of Appleton Papers on November 9, 2001.

     Debt extinguishment expenses. During June 2002, a portion of our long-term debt obligations was refinanced with new debt carrying a reduced interest rate. As a result, we were required to write off $11.8 million of deferred debt issuance costs associated with the original debt. Refer to "Liquidity and Capital Resources" below for additional discussion of this refinancing.

     Interest Income. Interest income for the first half of fiscal 2002 was $0.6 million, a decrease of $4.9 million compared to $5.5 million for the same period in fiscal 2001. The decrease was due to the October 1, 2001 sale of a $125 million interest-bearing shareholder note we held from Arjo Wiggins SA, a French company ultimately owned by AWA.

     Provision for income taxes. In connection with the acquisition of Appleton Papers, Paperweight Development and its domestic subsidiaries elected to be treated as subchapter S corporations for U.S. and state income tax purposes. We expect to incur no future U.S. income tax liability and minimal state income tax liability.

     Loss from discontinued operations. In October 2001, we completed the transfer of one of our wholly owned subsidiaries, Newton Falls Inc., to an affiliated company of AWA. This entity was classified as a discontinued operation for the six months ended July 1, 2001.

     Loss from discontinued operations, net of taxes, was $1.5 million for the first half of fiscal 2001 and primarily consisted of asset impairments and closing costs associated with the permanent closure of the Newton Falls mill.

     Net income. Net income for the first half of fiscal 2002 was $5.1 million compared to $14.7 million for the same period in fiscal 2001, a decrease of $9.6 million resulting primarily from the increase in operating income offset by the increase in interest expense and debt extinguishment charge.

Liquidity and Capital Resources

Predecessor Period

     Prior to the acquisition of Appleton Papers by Paperweight Development, we operated as an indirect, wholly owned subsidiary of AWA. This resulted in numerous intercompany transactions related to our investing and financing activities. Therefore, the following discussion regarding our historical cash flows from operating, investing and financing activities is not representative of our cash flow and activities as a separate entity following the acquisition.

     We historically financed our short-term liquidity needs with internally generated funds, working capital lines of credit and loans from an affiliate of AWA.

Successor Period

     As a result of the acquisition of Appleton Papers on November 9, 2001, we incurred significant debt requiring periodic interest and principal repayments. Our other liquidity needs relate primarily to capital expenditures.

     Our short-term cash needs are primarily for working capital, capital expenditures, repurchase of company stock and debt service. We have the availability to fund our working capital, capital expenditures, debt service requirements and other contractual obligations through cash flows from operations and borrowings under the revolving credit portion of our senior credit facilities. Also, our conversion from a C corporation to a qualified subchapter S subsidiary, which means that neither we nor Paperweight Development, nor any of our subsidiaries will be subject to U.S. income taxes, should have a positive impact on our future liquidity and cash flows. Our senior credit facilities consist of a $75 million revolving credit facility and $265 million in term loans. We used approximately $17.5 million of availability under the revolving credit facility to issue letters of credit and fully borrowed the term loans. In connection with the acquisition, we also issued a senior subordinated note due 2008 to AWA with an aggregate principal amount of $250 million, which was repaid with the proceeds from the private offering of our 12 1/2% Series A Senior Subordinated Notes due 2008 and other available cash. We filed a registration statement on Form S-4, (Registration Number 333-82084), to register an offer to exchange up to $250 million of our 12 1/2% Series B Senior Subordinated Notes due 2008 for our outstanding 12 1/2% Series A Senior Subordinated Notes due 2008. We closed the exchange offer on July 12, 2002. The holders exchanged the entire $250 million of our Series A Notes for our Series B Notes. In addition, Paperweight Development agreed to pay one of the sellers a deferred payment obligation, which had a present value of $140 million at the closing of the acquisition and a value of $321 million at its maturity date in 2010.

     Redeemable equity securities are required to be accreted (i.e., increased) so that the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. We have accreted the redeemable common stock by $4.6 million for the three months ended June 30, 2002 and $5.3 million for the six months ended June 30, 2002. Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of June 30, 2002. The earliest redemption date occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption amount of approximately $224 million was determined with a remaining unrecognized accretion amount of approximately $112 million at June 30, 2002. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

     Cash Flows from Operating Activities. Net cash provided by operating activities of continuing operations for the first half of fiscal 2002 was $83.1 million. As required by purchase accounting, fixed assets and intangible assets were recorded at fair value as of the date of the acquisition resulting in an increase in deprecation and amortization expense of $11.5 million for the first half of fiscal 2002. We also incurred $3.8 million in 401(k) non-cash employer matching contributions during the first half of fiscal 2002. A decrease in working capital for the first half of fiscal 2002 increased operating cash flows by $13.6 million. A decrease in inventories of $19.8 million was partially offset by an increase in accounts receivable of $5.4 million.

     Net cash provided by operating activities of continuing operations for the first half of fiscal 2001 was $62.7 million. A decrease in working capital for the first half of fiscal 2001 increased operating cash flows by $3.3 million. Accounts receivable decreased $19.7 million largely due to a reduction in past due account balances. Inventories decreased $17.1 million primarily as a result of a next-day basestock inventory program initiated during the first quarter of fiscal 2001. Accounts payable and other accrued liabilities decreased $33.5 million largely due to the payment of federal income taxes and employee bonuses accrued for at fiscal year end 2000.

     Cash Flows from Investing Activities. Net cash used by investing activities of continuing operations was $14.3 million for the first half of fiscal 2002. Of this amount, $8.6 million was expended on capital projects approved prior to the end of fiscal 2001. The remaining $5.7 million was expended on capital projects approved in 2002, $3.3 million of which was associated with the installation of our new enterprise resource planning platform.

     Net cash used by investing activities of continuing operations was $36.5 million for the first half of fiscal 2001. A majority of these capital expenditures were in the manufacturing area and related to machine upgrades and rebuilds, the re-installation of the equipment originally located at our Harrisburg plant and environmental compliance.

     Cash Flows from Financing Activities. Net cash used by financing activities of continuing operations was $78.0 million in the first half of fiscal 2002. We used cash generated by operations to repay $78.6 million of term loans. Of this amount, $13.0 million was for mandatory principal repayments, while the remaining $65.6 million represented voluntary principal repayments which we made in order to reduce future interest expense. During the first half of fiscal 2002, we received proceeds of $1.2 million from the sale of shares of Paperweight Development common stock. The ESOP trustee purchased these shares with pretax payroll deferrals made by employees from November 10, 2001 through December 29, 2001. Additionally, $0.2 million was used to repurchase the stock of employees who were eligible to begin account diversification.

     Net cash used by financing activities of continuing operations was $28.7 million in the first half of fiscal 2001. We used cash generated by operations and loan proceeds of $9.1 million to repay $37.5 million of intercompany debt and payables.

     On November 9, 2001, we entered into a $340 million senior credit facility. The senior credit facility was comprised of the following: a four year credit facility of up to $75 million for revolving loans, including letters of credit; a four year term loan of $115 million; and a five year term loan of $150 million. Borrowings under the revolving credit facility and the $115 million term loan bore interest at LIBOR plus 3.5% through May 8, 2002. On May 9, because our consolidated leverage ratio was calculated at less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00, the interest rate was reduced to LIBOR plus 3.0%. Through May 8, 2002, interest on borrowings under the $150 million term loan was LIBOR plus 4.25% per annum, subject to a minimum LIBOR rate of 2.5%. On May 9, 2002, the interest rate on this note was reduced by 0.5% because of our improvements to our consolidated leverage ratio as noted above. On June 6, 2002, we refinanced the $112.4 million remaining principal amount and replaced it with similar debt carrying a reduced interest rate of LIBOR plus 3.25%, not subject to a minimum LIBOR rate. As a result of this refinancing , $11.8 million of deferred debt issuance costs were written off during June in a non-cash transaction as debt extinguishment expenses. The LIBOR rate on June 30, 2002 was 1.8%. The senior credit facility is unconditionally and jointly and severally guaranteed by Paperweight Development and WTA Inc., one of our wholly owned subsidiaries.

     On December 14, 2001, we issued $250 million aggregate principal amount of 12.5% Series A Senior Subordinated Notes due 2008, which were used to redeem in full, at par, the senior subordinated note due 2008 held by AWA as described in
Note 2 of our fiscal 2001 Notes to Consolidated Financial Statements. On June 12, 2002 we filed a Registration Statement on Form S-4 to register an offer with the Securities and Exchange Commission to exchange up to $250 million of our registered 12.5% Series B

Senior Subordinated Notes due 2008 for any and all of our outstanding 12.5% Series A Senior Subordinated Notes due 2008. The exchange offer closed on July 12, 2002. The entire outstanding principal balance of Series A notes was exchanged for Series B notes. The Series B notes and the Series A notes have substantially the same terms, conditions and covenants. Subsequent to the closing of the exchange offer, we purchased and retired $19.8 million of our Series B notes.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact of SFAS No. 143, which we are required to adopt in fiscal 2003.

     In April 2002, SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of the SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement were effective for us for all transactions consummated after May 15, 2002.

     In June 2002, FASB voted in favor of issuing FASB Statement No. 146 (SFAS No. 146), "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged. We anticipate that this statement, upon adoption, will not have a significant impact on our financial position or results of operations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     For information regarding our quantitative and qualitative disclosures about market risk, please see our Registration Statement on Form S-4 (Reg. No. 333-82084). There have been no material changes in our quantitative or qualitative exposure to market risk from that described in the registration statement.

                SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements. The words "will," "believes," "anticipates," "intends," "estimates," "expects," "projects," "plans" or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address our strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that we expect or anticipate will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of our control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under the heading "Risk Factors" in our Registration Statement on Form S-4 dated June 12, 2002, which factors are incorporated herein by reference. We disclaim any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     For information relating to our legal proceedings, please see our Registration Statement on Form S-4 (Reg. No. 333-82084). There have been no material changes in our legal proceedings from that described in the registration statement, except as follows:

     In Appleton Papers Inc. v. Home Indemnity Company, a case filed in Outagamie County, Wisconsin, we brought a claim against various insurance companies, including Home Indemnity Company, demanding payment of defense costs for litigation which was settled in 1999. On July 10, 2002, we settled this matter with Home Indemnity Company and one of the other insurers. As part of the settlement Home withdrew its claim for reimbursement of approximately $12 million of our defense costs.

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

         12.1  Computation of Ratio of Earnings to Fixed Charges

         99.1 Statement of Douglas P. Buth, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C.
               Section 1350.

         99.2 Statement of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

         99.3 Statement of Douglas P. Buth, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

         99.4 Statement of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., pursuant to 18 U.S.C.
               Section 1350.

         99.5 Statement of David J. Rickert, President (Principal Executive Officer and Principal Financial Officer) of WTA Inc. pursuant to 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  APPLETON PAPERS INC.
                                      ------------------------------------------
                                                    (Registrant)


Date: August 13, 2002                 /s/ Dale E. Parker
      --------------                  ------------------------------------------
                                      Dale E. Parker
                                      Vice President and Chief Financial Officer
                                      (Signing on behalf of the Registrant and
                                      as the Principal Financial Officer)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PAPERWEIGHT DEVELOPMENT CORP.
                                      ------------------------------------------
                                                    (Registrant)


Date: August 13, 2002                 /s/ Dale E. Parker
      ---------------                 ------------------------------------------
                                      Dale E. Parker
                                      Chief Financial Officer
                                      (Signing on behalf of the Registrant and
                                      as the Principal Financial Officer)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       WTA INC.
                                      ------------------------------------------
                                                    (Registrant)


Date: August 13, 2002                 /s/ David J. Rickert
      ---------------                 ------------------------------------------
                                      David J. Rickert
                                      President
                                      (Signing on behalf of the Registrant and
                                      as the Principal Financial Officer)