Form 10-Q
period 2003-06-29
WTA INC; APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2003-08-12
CIK 1166399, 1144326, 1166365

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 29, 2003

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from: to

Commission file number: 333-82084

APPLETON PAPERS INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2556469
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

825 East Wisconsin Avenue Appleton, Wisconsin	54912-0359
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 734-9841

See Table of Additional Registrants Below

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of August 11, 2003, 100 shares of Appleton Papers Inc. common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. As of August 11, 2003, each of the additional registrants had the number of shares outstanding which is shown in the table below. There is no trading market for the common stock of the additional registrants. No shares of the registrant or the additional registrants were held by non-affiliates.

Appleton Papers Inc. and WTA Inc. meet the conditions set forth in General Instruction H(1)(a) and (b) and are therefore filing this form with the reduced disclosure format.

ADDITIONAL REGISTRANTS

Exact name of Registrant as specified in its charter	State or other jurisdiction of incorporation or organization	Number of Shares Outstanding as of August 11, 2003	I.R.S. Employer Identification Number	Address, including zip code, and telephone number, including area code, of Registrant’s principal executive office	Registration No.

Paperweight Development Corp.	Wisconsin	12,173,880	39-2014992	825 East Wisconsin Avenue, Appleton, Wisconsin 54912-0359 (920) 734-9841	333-82084-01

WTA Inc.	Delaware	1	51-0329653	c/o Delaware Corporate Management, Inc. Suite 1300 1105 North Market Street Wilmington, Delaware 19899 (302) 651-8339	333-82084-02

i

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 29, 2003	December 28, 2002
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,961	$24,390
Accounts receivable, less allowance for doubtful accounts of $2,345 and $1,428, respectively	109,326	93,377
Inventories	130,911	118,098
Other current assets	12,130	12,933

Total current assets	260,328	248,798

Property, plant and equipment, net	498,759	504,088
Goodwill	26,428	—
Intangible assets, net	126,116	127,016
Environmental indemnification receivable	81,431	67,356
Other assets	11,429	12,904

Total assets	$1,004,491	$960,162

LIABILITIES, REDEEMABLE COMMON STOCK, RETAINED EARNINGS (ACCUMULATED DEFICIT) AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$22,542	$42,419
Accounts payable	46,164	45,419
Accrued interest expense	1,881	1,758
Restructuring reserve	4,600	4,753
Other accrued liabilities	58,690	64,743

Total current liabilities	133,877	159,092

Senior secured notes payable	99,444	108,923
Revolving line of credit	45,000	—
Variable rate industrial development bonds	8,650	8,650
Capital lease obligation	3,730	3,923
Postretirement benefits other than pension	58,874	58,262
Accrued income taxes	24,732	24,548
Accrued pension	11,882	10,959
Environmental liability	103,071	88,373
Other long-term liabilities	8,919	9,548
Senior subordinated notes payable	199,958	199,958
Deferred payment obligation	164,314	156,409
Commitments and contingencies (Note 11)	—	—
Redeemable common stock, $0.01 par value shares authorized: 30,000,000 shares issued and outstanding: 11,767,872 and 11,587,204, respectively	138,095	133,581
Retained earnings (accumulated deficit)	6,239	(541)
Accumulated other comprehensive loss	(2,294)	(1,523)

Total liabilities, redeemable common stock, retained earnings (accumulated deficit) and accumulated other comprehensive loss	$1,004,491	$960,162

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended June 29, 2003	Three Months Ended June 30, 2002	Six Months Ended June 29, 2003	Six Months Ended June 30, 2002
Net sales	$210,649	$228,698	$414,887	$453,274
Cost of sales	157,269	164,155	302,049	319,392

Gross profit	53,380	64,543	112,838	133,882
Selling, general and administrative	39,423	40,330	77,773	80,183

Operating income	13,957	24,213	35,065	53,699
Other expense (income)
Interest expense	13,290	18,399	26,840	37,772
Debt extinguishment expenses	—	11,754	—	11,754
Interest income	(104)	(193)	(187)	(565)
Foreign exchange gain	(574)	(349)	(795)	(429)

Income (loss) before income taxes	1,345	(5,398)	9,207	5,167
Provision (benefit) for income taxes	460	(40)	551	39

Net income (loss)	$885	$(5,358)	$8,656	$5,128

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

(unaudited)

(dollars in thousands)

	June 29, 2003	June 30, 2002
Cash flows from operating activities:
Net income	$8,656	$5,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,341	29,263
Amortization of intangible assets	4,642	4,732
Amortization of financing fees	1,824	6,740
Employer 401(k) noncash matching contributions	4,330	3,791
Foreign exchange gain	(795)	(429)
Loss on disposals of equipment	406	552
Debt extinguishment expenses	—	11,754
Accretion of deferred payment and capital lease obligations	8,047	7,274
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(10,988)	(5,448)
Inventories	(3,701)	19,822
Other current assets	743	(199)
Accounts payable and other accrued liabilities	(9,084)	(5,266)
Restructuring reserve	(153)	(443)
Accrued income taxes	184	3,227
Accrued pension	923	—
Other, net	355	659

Net cash provided by operating activities	35,730	81,157

Cash flows from investing activities:
Proceeds from sale of equipment	—	10
Additions to property, plant and equipment	(13,491)	(14,328)
Acquisition of businesses	(50,530)	—

Net cash used by investing activities	(64,021)	(14,318)

Cash flows from financing activities:
Payments of senior secured notes payable	(29,356)	(78,603)
Payments relating to capital lease obligation	(335)	(336)
Proceeds from revolving line of credit	60,000	—
Payments of revolving line of credit	(15,000)	—
Proceeds from issuance of redeemable common stock	4,019	1,125
Payments to redeem common stock	(5,150)	(175)
Cash overdraft	(2,316)	1,950

Net cash provided by (used by) financing activities	11,862	(76,039)
Change in cash and cash equivalents	(16,429)	(9,200)
Cash and cash equivalents at beginning of period	24,390	35,702

Cash and cash equivalents at end of period	$7,961	$26,502

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK, (ACCUMULATED DEFICIT)

RETAINED EARNINGS, ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED

(unaudited)

(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income
Balance, December 28, 2002	11,587,204	$133,581	$(541)	$(1,523)
Comprehensive income:
Net income	—	—	8,656	—	$8,656
Realized and unrealized losses on derivatives	—	—	—	(771)	(771)

Total comprehensive income					$7,885

Issuance of redeemable common stock	415,627	7,788	—	—
Redemption of redeemable common stock	(234,959)	(5,150)	—	—
Accretion of redeemable common stock	—	1,876	(1,876)	—

Balance, June 29, 2003	11,767,872	$138,095	$6,239	$(2,294)

Balance, December 29, 2001	10,684,373	$104,663	$7,616	$—
Comprehensive income:
Net income	—	—	5,128	—	$5,128

Total comprehensive income					$5,128

Issuance of redeemable common stock	245,684	2,279	—	—
Redemption of redeemable common stock	(13,623)	(175)	—	—
Accretion of redeemable common stock	—	5,341	(5,341)	—

Balance, June 30, 2002	10,916,434	$112,108	$7,403	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three and six months ended June 29, 2003 and June 30, 2002, cash flows for the six months ended June 29, 2003 and June 30, 2002 and financial position at June 29, 2003 have been made. All adjustments made were of a normal recurring nature.

These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto of Paperweight Development Corp. (“PDC” or the “Company”) and subsidiaries for each of the three years in the period ended December 28, 2002 as audited by PricewaterhouseCoopers LLP which are included in the Form 10-K dated March 18, 2003. The consolidated balance sheet data as of December 28, 2002 contained within these condensed financial statements was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Appleton Papers Inc. (“API”) is a wholly owned subsidiary of PDC (see Note 2 “Acquisition of Business”).

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

2. ACQUISITION OF BUSINESSES

On April 30, 2003, the Company acquired all of the outstanding common shares of two privately-held Wisconsin-based companies, C&H Packaging Company, Inc. (“C&H Packaging”) and American Plastics Company, Inc. (“American Plastics”) which includes American Real Estate Corporation (a real estate holding company for the real estate assets of American Plastics). C&H Packaging and American Plastics have been included in the Company’s consolidated financial statements from the date of acquisition. C&H Packaging prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial product industries. American Plastics produces high-quality, custom multilayered films and commercial packaging. American Plastics’ knowledge of films and barrier technology and C&H Packaging’s portfolio of products will complement the Company’s expertise in coating and microencapsulation. The purchase price for these acquisitions of approximately $50.5 million includes the assumption of approximately $15.4 million of debt and was financed with cash from operations and borrowings under the revolving credit portion of the Company’s Senior Credit Facility. The Company is obtaining independent appraisals and performing other studies necessary to allocate the purchase price to the acquired net assets. Pending completion of the appraisals and studies, the excess of the purchase price over the estimated fair value of the acquired net assets has been allocated between goodwill and other intangible assets. As of June 29, 2003, goodwill of approximately $25.0 million has been assigned to the Company’s Performance Packaging business unit. The Company expects that such appraisals and studies and the allocation of the purchase price will be completed by the end of the fiscal year.

This acquisition was accounted for using the purchase method and the financial statements of C&H Packaging and American Plastics were adjusted on May 1, 2003 to reflect assets and liabilities at fair value. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (dollars in thousands):

At May 1, 2003
Current assets	$13,191
Property, plant and equipment	11,938
Intangible assets	3,742
Goodwill	26,428
Other assets	114

Total assets acquired	$55,413

Current liabilities	$4,883
Other long-term liabilities	—

Total liabilities assumed	$4,883

Net assets acquired	$50,530

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the acquisition of C&H Packaging and American Plastics had been completed on December 29, 2002 and December 30, 2001, respectively. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to interest expense and amortization. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on December 29, 2002 and December 30, 2001 or that may be obtained in the future (dollars in thousands):

	For the Three Months Ended June 29, 2003	For the Three Months Ended June 30, 2002	For the Six Months Ended June 29, 2003	For the Six Months Ended June 30, 2002
Net sales	$213,758	$238,703	$427,209	$472,182
Net income (loss)	$685	$(4,980)	$8,774	$5,535

At the close of business on November 9, 2001, PDC and New Appleton LLC completed the purchase (the “Acquisition”) of all the partnership interests of Arjo Wiggins Delaware General Partnership (“AWDGP”). The total cash purchase price consisted of the following (dollars in thousands):

Agreed upon purchase price	$810,000
Transaction fees	6,203
Cash acquired by buyer	(78,508)
Settlement of intercompany note receivable	(32,869)

Net assets acquired	704,826

Senior subordinated seller note	(250,000)
Deferred payment obligation	(140,000)

Acquisition of business, net of cash acquired	$314,826

The transaction was financed with $106.8 million of proceeds received from the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (the “KSOP”) ($104.7 million, net of stock issuance costs), $265.0 million of senior secured notes payable borrowed at the closing, $250 million in aggregate principal amount of a senior subordinated note due 2008 issued to Arjo Wiggins Appleton plc (“AWA”) which bore interest at the rate of 11.5% per annum and a deferred payment obligation, with a present value of $140 million at the closing of the Acquisition, to be paid to AWA.

In conjunction with the Acquisition, the Company entered into two indemnification agreements under which AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton Papers Inc. for, and pay, all governmental and third party liabilities and all costs and expenses incurred by API in defense against certain governmental and third party claims, referred to as the Fox River Liabilities. The Fox River Liabilities also include fees and expenses of API’s environmental counsel, advisers, engineers and scientific experts, and the costs incurred in obtaining studies and other analyses concerning various remedial alternatives for the Lower Fox River. The indemnification agreements mirror one another and result in API receiving indemnification payments directly or indirectly from AWA.

Under the indemnification agreements, AWA agreed to indemnify the Company for the first $75 million of Fox River Liabilities and for those in excess of $100 million (see Note 11 “Commitments and Contingencies”). The Company is responsible for the $25 million of liabilities between $75 million and $100 million. The indemnification agreements provide that it is the intent of the parties that at no time will API or PDC be required to fund any costs and expenses relating to the Fox River Liabilities for which API or PDC will be indemnified. Under its indemnity, AWA made payments of $14.1 million in Fox River Liabilities through 2002 and has paid $3.9 million during the first half of fiscal 2003.

Also as part of the purchase agreement, AWA agreed to indemnify the Company for 100% of net income tax liabilities after the November 9, 2001 acquisition, in respect of periods through September 30, 2001, excluding 50% of amounts in excess of $5.0 million in the aggregate up to and including $10.0 million in the aggregate, representing a maximum amount of $2.5 million for which the Company will remain responsible. All tax refunds received by the Company relating to periods through September 30, 2001 must first be applied against the amount of net income tax liabilities indemnified by AWA. The Company will be allowed to retain any excess net refunds over net income tax liabilities. In fiscal 2002,

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

API received $17.9 million of federal and state tax refunds relating to periods prior to September 30, 2001 which may be used to satisfy any additional tax liabilities arising from audits for those periods.

The Acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and the financial statements of Appleton Papers Inc. (“API”) were adjusted on November 10, 2001 to reflect assets and liabilities at fair value.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with an indefinite life will no longer be amortized; however, they must be tested for impairment annually. Amortization will continue to be recorded for other intangible assets with determinable lives. The changes in the carrying amount of goodwill for the six-month period ended June 29, 2003 are as follows (dollars in thousands):

	Coated Solutions	Technical Products	Performance Packaging	Total
Balance as of December 28, 2002	$—	$—	$—	$—
Goodwill from business acquisitions	—	—	26,428	26,428

Balance as of June 29, 2003	$—	$—	$26,428	$26,428

The Company’s other intangible assets consisted of the following (dollars in thousands):

	As of June 29, 2003		As of December 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$60,000	$4,875	$60,000	$3,404
Patents	40,200	10,016	40,000	6,997
Customer relationships	10,110	503	7,050	351
Non-compete agreements	482	—	—	—

Total	$110,792	$15,394	$107,050	$10,752

Unamortized intangible assets:
Trademarks	$30,718		$30,718

Of the $141.5 million of acquired intangible assets, $90.7 million was assigned to registered trademarks. Trademarks, related to carbonless paper, of approximately $60.0 million are being amortized over their estimated useful life of 20 years, while the remaining $30.7 million are considered to have an indefinite life, and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 6 to 25 years for patents of $40.2 million and customer relationships of $10.1 million and approximately 3 years for non-compete agreements of $0.5 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for the three and six months ended June 29, 2003 approximated $2.3 million and $4.6 million, respectively. Amortization expense for the three and six months ended June 30, 2002 approximated $2.4 million and $4.7 million, respectively.

4. RESTRUCTURING AND OTHER CHARGES

During the third quarter of 1999, API announced plans to close the Newton Falls mill in 2000 and the Harrisburg plant in 2001. In the third quarter of 2000, API ceased operations at the Newton Falls mill and permanently closed the mill during the third quarter of 2001. API sold its Harrisburg plant in August 2001. As part of this sale, API entered into a five-year agreement to lease the portion of the plant that served as a distribution center.

The table below summarizes the components of the restructuring reserve included on the Condensed Consolidated Balance Sheets at June 29, 2003 and December 28, 2002 (dollars in thousands):

	December 28, 2002 Reserve	2003 Reserve Additions	2003 Charges to Reserve	June 29, 2003 Reserve
Distribution center exit costs	$4,753	$—	$(153)	$4,600

The $0.2 million reduction to the reserve represents lease payments, net of sublease income, for the New York distribution center for the first six months of 2003. In 1999, the Company committed to exiting this distribution center in 2001 because it was no longer needed as a result of the closure of the Newton Falls mill and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expires in 2007.

5. INVENTORIES

Inventories consist of the following (dollars in thousands):

	June 29, 2003	December 28, 2002
Finished goods	$71,946	$61,685
Raw materials, work-in-process and supplies	59,450	56,898

Total cost	131,396	118,583
Excess cost over LIFO cost	(485)	(485)

	$130,911	$ 118,098

Stores and spare parts inventory balances of $21.2 million at June 29, 2003 and $21.3 million at December 28, 2002 are valued at average cost and included in “supplies” above.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	June 29, 2003	December 28, 2002
Land and improvements	$5,012	$4,725
Buildings and improvements	80,450	77,259
Machinery and equipment	457,842	447,745
Software	18,360	9,971
Capital lease	4,764	4,764
Construction in progress	24,488	22,633

	590,916	567,097
Accumulated depreciation	(92,157)	(63,009)

	$498,759	$504,088

Depreciation expense for the three months ended June 29, 2003 and June 30, 2002 approximated $15.2 million and $14.7 million, respectively. Depreciation expense for the six months ended June 29, 2003 and June 30, 2002 approximated $30.3 million and $29.3 million, respectively. Depreciation expense of approximately $12.9 million and $12.8 million for the three months ended June 29, 2003 and June 30, 2002, respectively, related to manufacturing assets and was recorded within cost of sales. Depreciation expense of approximately $25.7 million and $25.5 million for the six months ended June 29, 2003 and June 30, 2002, respectively, related to manufacturing assets and was recorded within cost of sales. Depreciation expense of approximately $2.3 million and $1.9 million for the three months ended June 29, 2003 and June 30, 2002, respectively, related to corporate administrative assets and was recorded within selling, general and administrative expenses. Depreciation expense of approximately $4.6 million and $3.8 million for the six months ended June 29, 2003 and June 30, 2002, respectively, related to corporate administrative assets and was recorded within selling, general and administrative expenses.

7. OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	June 29, 2003	December 28, 2002
Deferred debt expense	$8,040	$9,483
Other	3,389	3,421

	$11,429	$12,904

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (dollars in thousands):

	June 29, 2003	December 28, 2002
Payroll	$10,016	$10,912
Trade discounts	18,530	26,437
Workers’ compensation	5,304	5,129
Lower Fox River liability	5,942	6,144
Other	18,898	16,121

	$58,690	$64,743

9. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When the liability is recorded, the entity capitalizes the cost of the liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 was effective for the Company’s first quarter of fiscal 2003 and did not have any effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures, in its statement of financial position, certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of this statement on its financial position, results of operations and cash flows.

10. GUARANTEES

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 28, 2002.

At June 29, 2003, the Company’s guarantees consisted of the potential repurchase obligation related to its redeemable common stock (see Note 12 “Employee Stock Ownership Plan”).

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. COMMITMENTS AND CONTINGENCIES

Lower Fox River

Various state and federal government agencies and Native American tribes have asserted claims against API and other parties with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin.

Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. Wastewater from the Appleton plant, the Combined Locks paper mill now owned by Appleton Coated LLC (which is owned by AWA’s ultimate parent) and from other local industrial facilities carried PCBs into the Lower Fox River during this time period. As a result, there are allegedly eleven million cubic yards of PCB-contaminated sediment spread over 39 miles of the Lower Fox River. Low levels of PCBs have also been washed by the Lower Fox River into Green Bay, which is part of Lake Michigan.

In June 1997, the EPA published notice that it intended to list the Lower Fox River on the National Priorities List of Contaminated Sites pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or “Superfund”). The EPA identified seven potentially responsible parties (“PRPs”) for PCB contamination in the Lower Fox River, including NCR Corporation (“NCR”) and API as the former and current owners and operators of the Appleton plant, and the owners of five paper reprocessing mills located on the Fox River, including Georgia-Pacific, P.H. Glatfelter Company, WTM I Co., owned by Chesapeake Corporation, Riverside Paper Corporation and U.S. Paper Mills Corp., which is now owned by Sonoco Products Company.

On January 7, 2003, the Wisconsin Department of Natural Resources (“DNR”) issued a Record of Decision (“ROD”), with which the United States Environmental Protection Agency (“EPA”) concurred, on the first two segments of the river which are largely upstream of the Appleton plant. The ROD provides for dredging in the first segment and monitored natural recovery in the second segment. However, the ROD also provides that up to 25% of the remedy in the first segment may consist of capping if dredging proves not to be cost-effective and certain conditions are met. It is API’s position that neither API nor NCR has any responsibility or liability for PCB contamination in the first segment of the Lower Fox River. On July 28, 2003, the DNR and EPA issued a ROD covering the third, fourth and fifth segments of the Lower Fox River (which includes Green Bay) which also provides for substantial dredging in that portion of the river.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the two RODs, the DNR estimates total costs for the Lower Fox River remedial action plan of approximately $400 million, an increase of $60 million over prior estimates, over a 7 to 18 year time period. Most of the estimated costs relate to the removal of large quantities of sediment from the Lower Fox River by dredging, dewatering of the dredged materials, treatment of the dredge water and off-site disposal of the remaining solids. Based on cost estimates of large-scale dredging response actions at other sites and many subjective assumptions regarding the work to be done, engineers engaged by several of the PRPs have estimated that the cost of remediation work substantially similar to that proposed in the RODs could be between $740 million and $1.6 billion. The DNR strongly disputes this analysis and continues to believe that its cost estimates are accurate.

The Company does not believe that the remedial action proposed by the DNR in the two RODs is appropriate or cost-effective. API, along with the other PRPs, has developed a substantial body of evidence that API believes demonstrates that selection of alternatives involving active, river-wide remediation, particularly massive dredging, would be inappropriate and unnecessary. There is ongoing vigorous debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage contaminated sediments. Although API believes that the remedy adopted in the RODs is inappropriate and may be substantially modified and improved over time through further design and experience, the issuance of the RODs greatly reduces the uncertainty about the remedy which will be implemented for the Lower Fox River.

In October 2000, the U.S. Fish and Wildlife Service (“FWS”) released a proposed restoration and compensation determination plan presenting the federal and tribal natural resource trustees’ planned approach for restoring natural resources injured by PCBs and calculating the potential natural resource damages (“NRDs”) under different remedial action scenarios. The final NRD valuation will depend on the extent of PCB cleanup; however, the proposed plan estimates that NRDs will fall in the range of $176 to $333 million for all PRPs in the aggregate. The total costs estimated by the DNR, EPA and FWS for the proposed remediation and NRD discussed above range from $576 million to $733 million. Over the past several years and at various natural resource damage sites, the FWS and other government agencies have settled NRD claims for amounts substantially less than original estimates or claims. In June 2002, the state and federal trustees announced a proposed settlement of their NRD claims against Fort James Operating Company, a subsidiary of Georgia-Pacific Corporation (“Fort James”), the owner of one of the reprocessing mills. Under the settlement, Fort James would pay for or conduct restoration projects with a total cost of approximately $14 million. The proposed settlement has been challenged by an environmental group in a case pending before the U.S. District Court in Milwaukee. The trustees, API and NCR have expressed an interest in negotiating a similar NRD settlement for API and NCR, and preliminary discussions have begun. API anticipates the actual costs for the PRPs to settle NRD claims related to the Lower Fox River to be significantly less than the initial range of $176 to $333 million.

The Company purchased the Appleton plant from NCR in 1978, after the use of PCBs in the manufacturing process was discontinued. Nevertheless, pursuant to CERCLA, both API and NCR are viewed by the EPA as PRPs. Accordingly, API and NCR asserted indemnity claims against each other pursuant to the terms of the agreement for the purchase of the assets of the business in 1978. In order to resolve indemnification obligations to each other, API entered into an interim settlement agreement with NCR in 1998 under which the parties agreed to share both defense and liability costs arising from the Lower Fox River.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the interim settlement agreement with NCR, five of the seven PRPs, excluding U.S. Paper Mills and Riverside Paper, have entered into a non-binding agreement to share both defense costs and costs for scientific studies relating to PCBs discharged into the Lower Fox River.

A study performed by the FWS in 2000 provided a preliminary estimate of the amount of PCBs discharged into the Lower Fox River by each PRP and concluded that the discharges from the Appleton plant and the Combined Locks paper mill (which API formerly owned and which is now owned by an affiliate of AWA) represented a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates are presently under review by the FWS and may be revised. The FWS analysis will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution process. Based on historical and technical analyses performed by environmental engineers API has engaged, the Company believes that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total discharged by all the PRPs. A portion of API’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective share(s) of the potential liability, API could be responsible for a portion of their share(s). Based on a review of publicly available financial information about the other PRPs, API believes that the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damage claims for the Lower Fox River.

API entered into a consent decree on December 10, 2001 with NCR, the DNR, the Wisconsin Department of Justice, the EPA, the FWS, the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes which are collectively referred to as the intergovernmental partners, or IGP. Pursuant to the consent decree, API and NCR will provide up to $41.5 million over a period of four years, to a maximum of $10.4 million per year, for interim restoration and remediation efforts directed by the IGP. API and NCR will each pay about half of this amount. Under the consent decree, the IGP agree not to sue or take administrative action against API and NCR during the four-year period. The consent decree does not constitute a final settlement with the IGP or provide protection against future claims against API and NCR; however, under the decree, API and NCR will receive full credit against remediation costs and NRD claims for all monies expended for restoration and remediation of the Lower Fox River during the interim period including pursuant to any claims that could be made as a result of the issuance of the RODs. API recorded a charge for its discounted share of the potential arrangement of $19.2 million during the first quarter of 2001. At June 29, 2003 this liability approximated $13.7 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A precise estimate of API’s ultimate share of remediation and natural resource damage liability cannot be made at this time due to uncertainties with respect to: the scope and cost of implementing the final remediation plan; the scope of restoration and final valuation of federal and state NRD assessments; the evolving nature of remediation and restoration technologies and governmental policies; and API’s share of remediation and NRD costs relative to the other PRPs. However, the issuance of the RODs greatly reduces the uncertainty about the remedy that will be implemented for the Lower Fox River and provides API the ability to reasonably estimate its potential liability. Accordingly, during the second quarter of 2003, API recorded an additional $15.6 million charge to its existing reserve. During the first half of 2003 the total reserve has been accreted by $2.8 million while payments against the reserve totaled $3.9 million. This results in a remaining reserve of $109.0 million as of June 29, 2003, of which, $5.9 million is recorded in other accrued liabilities and $103.1 million is recorded as an environmental liability.

As part of the Acquisition, AWA agreed to indemnify the Company for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River (see Note 2 “Acquisition of Businesses”). During the second quarter of 2003 the Company recorded an additional $15.6 million indemnification receivable from AWA. At June 29, 2003, the total indemnification receivable from AWA is $87.3 million, of which, $5.9 million is recorded in other current assets and $81.4 million is recorded as an environmental indemnification receivable. The $21.7 million difference between the reserve and the indemnification receivable represents the discounted share of Lower Fox River costs for which the Company is responsible. The $21.0 million charge was recorded within earnings in 2002 and has accreted to $21.7 million during the first half of 2003. This discounted share was calculated using a discount rate of 6.0%, which represents the Company’s estimate of the fair market interest rate at which this liability could be settled in an arm’s length transaction. This $21.0 million amount will accrete to $25.0 million by the end of 2005.

API used the estimates described below, including the most recent government agency estimates, in evaluating its Lower Fox River environmental liability: (1) total costs for remediation of $480 million, based on the DNR’s estimate of $400 million in total costs for remediation, plus a 20% contingency; (2) the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than the Company’s estimate (The Company assumes that API and NCR are primarily responsible for only the discharges from the Appleton and Combined Locks facilities and not for other discharges.); (3) costs to settle NRD claims against API and NCR, estimated at $20 million or less, based on the IGP’s $14 million settlement of NRD claims against Fort James; (4) API’s responsibility for about half of the claims asserted against API and NCR, based on the interim settlement agreement with NCR, the terms of which are confidential; and (5) $20 million in fees and expenses. Because of the numerous uncertainties underlying these estimates, it is possible that API’s share of costs will be higher.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, API believes that it could be necessary to undertake remedial action in the future, although API is currently under no obligation to do so. API has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. Remedial action to address PCB contamination in the area of the wastewater impoundments is expected to involve construction of a cap to prevent exposure to PCBs. In addition, remedial action could involve long-term monitoring of groundwater or the construction and operation of a groundwater pump-and-treat system to prevent migration of PCB contamination in groundwater, and the removal and disposal of PCB-contaminated sediment in the Great Miami River. The cost for remedial action—including installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River—is estimated to range up to approximately $10.5 million, with approximately $3 million in short-term capital costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill, the Great Miami River remediation and the Company’s share of these remediation costs, if any, no provision has been recorded in the accompanying financial statements for estimated remediation costs. In conjunction with the Acquisition of the Company by the ESOP in 2001, AWA agreed to indemnify the Company for 50% of all environmental liabilities up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owner and operator of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination. Other than the PCB contamination in the area of the wastewater impoundments, there are no other known material liabilities with respect to environmental issues at the West Carrollton mill.

Other

From time to time, the Company is involved in product liability and various other suits incident to the operation of its business. Insurance coverage is maintained and estimated costs are recorded for claims and suits of this nature. It is management’s opinion that none of these claims or suits will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. EMPLOYEE STOCK OWNERSHIP PLAN

The Appleton Papers Retirement Savings Plan was amended and restated, effective as of January 1, 2001, in the form of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan. The KSOP includes a separate employee stock ownership plan component (the “ESOP” or the “Company Stock Fund”). The KSOP is a tax-qualified retirement plan that also contains a 401(k) feature which provides participants the ability to make pre-tax contributions to the KSOP by electing to defer a percentage of their compensation. The ESOP component of the KSOP is a tax-qualified employee stock ownership plan designed to invest primarily in the common stock of PDC.

Eligible participants, as “named fiduciaries” under ERISA, were offered a one-time irrevocable election to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $106.8 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC.

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. In general, all requests for lump sum distributions in any plan year will be granted to the extent that the aggregate amount requested does not exceed the amount of new deferrals to the Company Stock Fund, less any distributions that must be made in accordance with the statutory requirements and installment distributions the KSOP is obligated to make under prior year distribution elections. Covenants in the agreements providing for the Senior Credit Facility and the senior subordinated notes restrict API’s ability to pay dividends to PDC which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may supersede the terms of the respective agreements. If lump sum distributions cannot be made, distributions to former participants will be made in up to five equal annual installments.

Based upon management’s assumptions related to participant death, retirement, diversification requests, employment termination and changes in share value, the Company estimates that the potential repurchase obligations over the next five years may approximate $68 million. The assumptions used by management to estimate the potential repurchase obligation change from year to year and actual amounts may differ from these estimates. The Company anticipates that a portion of these estimated disbursements will be funded from payroll deferrals from employees who elect to purchase stock through the Company Stock Fund, which are estimated to approximate $40 million over the next five years. The estimated net repurchase obligations of approximately $28 million are anticipated to be disbursed in annual payments increasing from $1 million to $17 million over the five-year period.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s matching contributions charged to expense amounted to $1.9 million and $2.0 million for the three months ended June 29, 2003 and June 30, 2002, respectively, all of which will be deposited into the Company Stock Fund. The Company’s matching contributions charged to expense for the six months ended June 29, 2003 and June 30, 2002 were $4.3 million and $3.8 million, respectively, all of which will be deposited into the Company Stock Fund. As a result of hardship withdrawals, diversification and employee terminations, 234,959 shares of PDC redeemable common stock were repurchased during the first half of 2003 at an aggregate price of $5.2 million. During the same period, the ESOP trustee purchased 212,738 shares of PDC redeemable common stock for an aggregate price of $4.0 million from pre-tax deferrals, rollovers and loan payments made by employees, as well as interest received by the trust, during the second half of fiscal 2002, while the Company’s matching deferrals over this same period resulted in an additional 202,889 shares of redeemable common stock being issued.

In accordance with EITF Topic D-98, redeemable equity securities are required to be accreted (i.e., increased) so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of June 29, 2003. The earliest redemption date occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. The Company accreted the redeemable common stock by $1.9 million for the six months ended June 29, 2003. Based upon the estimated fair value of the redeemable common stock, an ultimate total redemption liability of approximately $264 million was determined. The redeemable common stock recorded book value as of June 29, 2003 was $138 million, which leaves a remaining unrecognized liability to be accreted of approximately $126 million. The fair value of the redeemable common stock is determined by an independent, third party appraiser selected by the ESOP Trustee as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair value of the stock is estimated by management. Because the calculations of the third party appraiser are not provided to management, these interim estimates may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments (if any) will be recorded when the independent valuation is received. The accretion is being charged to retained earnings since redeemable common stock is the only class of shares outstanding.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	June 29, 2003	December 28, 2002
Senior secured variable rate note payable, LIBOR plus 2.5%, $3,822 due quarterly ending November 8, 2005	$38,218	$57,550
Senior secured variable rate note payable, LIBOR plus 3.25%, $213 due quarterly with $81,152 due November 8, 2006	83,768	93,792
Revolving line of credit, LIBOR plus 2.5%	40,000	—
Revolving line of credit, 5.75%	5,000	—

	166,986	151,342
Less obligations due within one year	(22,542)	(42,419)

	144,444	108,923
Unsecured variable rate industrial development bonds, 1.5% average interest rate at June 29, 2003, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
Senior subordinated notes payable, 12.5%, due December 15, 2008	199,958	199,958
Deferred payment obligation, due May 8, 2010, 10% per annum compounded semi-annually to the date of repayment	164,314	156,409

On November 9, 2001, API entered into a $340 million Senior Credit Facility. The Senior Credit Facility was comprised of the following: a four-year credit facility of up to $75 million for revolving loans, including letters of credit; a four-year senior secured note of $115 million; and a five-year senior secured note of $150 million. The Senior Credit Facility is unconditionally, jointly and severally guaranteed by PDC and WTA Inc., C&H Packaging, Inc., American Plastics Company, Inc. and American Real Estate Corporation, each of which is a wholly owned subsidiary of API (see Note 15 “Guarantor Financial Information”).

The interest rate payable under the revolving credit facility and $115 million senior secured note were subject to adjustments after six months based on the achievement of certain financial tests. Borrowings under the revolving credit facility and the $115 million senior secured note bore interest at LIBOR plus 2.5% per annum from November 18, 2002 through April 1, 2003. From April 2, 2003 through May 15, 2003, the Company’s defined leverage ratio was calculated at less than 2.5 to 1.00 but greater than or equal to 2.00 to 1.00, and as a result, the interest rate was increased to LIBOR plus 3.0%. On May 16, 2003 the interest rate was decreased to LIBOR plus 2.5% because the Company’s defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Through June 5, 2002, borrowings under the $150 million senior secured note bore interest at LIBOR plus 4.25% per annum, subject to a minimum LIBOR rate of 2.5%. On June 6, 2002, the Company refinanced the $112.4 million remaining principal amount and replaced it with similar debt carrying a reduced interest rate of LIBOR plus 3.25%, not subject to a minimum LIBOR rate. The terms of this refinanced debt also allowed the Company to repurchase up to $50.0 million in aggregate principal amount of its 12.5% Senior Subordinated Notes due 2008.

The LIBOR rate on June 29, 2003 was 1.1%.

During the first six months of 2003, the Company made mandatory debt repayments of $29.4 million, plus interest, on its outstanding senior secured variable rate notes.

On December 14, 2001, API issued $250 million aggregate principal amount of its 12.5% Series A Senior Subordinated Notes due 2008, which were used to redeem in full, at par, the senior subordinated note due 2008 held by AWA (see Note 2 “Acquisition of Businesses”). On June 12, 2002, the Company’s Registration Statement on Form S-4, relating to the offer to exchange up to $250 million of its registered 12.5% Series B Senior Subordinated Notes due 2008 for any and all of its outstanding 12.5% Series A Senior Subordinated Notes due 2008, was declared effective by the Securities and Exchange Commission. The exchange offer closed on July 12, 2002. The entire outstanding principal balance of Series A notes was exchanged for Series B notes. During 2002, the Company purchased and retired $50.0 million of its Series B notes. The Series B notes and the Series A notes have substantially the same terms, conditions and covenants.

On April 18, 2003, an amendment to the Senior Credit Facility was approved by a majority of the lenders, which will allow API to make acquisitions of $150 million in total over the life of the term loans, with no single acquisition totaling more than $60 million. In addition, the amendment also increased the revolving line of credit from $75 million to $100 million and will allow API to repurchase and retire an additional $50 million of aggregate principal amount of its 12.5% Series B Senior Subordinated Notes due 2008.

14. SEGMENT INFORMATION

In the fourth quarter of 2002, the Company redefined the structure of its internal organization, which has resulted in a change in the composition of its reportable segments. All prior year information has been restated to conform to the current presentation.

The Company has four operating segments: (1) coated solutions, (2) technical products, (3) security papers and (4) performance packaging. Based upon quantitative thresholds, coated solutions and technical products constitute the Company’s reportable segments. The accounting policies applicable to all segments are the same as those described in the summary of significant accounting policies. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are business development costs, interest income, interest expense and foreign currency gains and losses.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The coated solutions segment contains the Company’s carbonless, specialty papers and digital printing paper products and toll coating services. Carbonless paper, the most significant product within the coated solutions segment, is used in multipart forms such as invoices, insurance claim forms, medical claim forms and credit card receipts. Carbonless paper is used in a diverse group of end markets, including government, retail, financial, insurance and manufacturing. The Company supplies coated solutions products to merchants, printers and paper converters primarily in North America.

The technical products segment includes the Company’s direct thermal products as well as additional applications in the label and tag/ticket product categories. Thermal paper, the most significant product within the technical products segment, is used in a wide variety of applications including point-of-sale receipts, shipping and weigh scale labels, baggage tags and tickets for passenger travel, lotteries and entertainment events. The Company supplies technical products primarily to paper converters in North America.

The Company does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization as determined by the Company for its reportable segments are as follows (dollars in thousands):

	For the Three Months Ended June 29, 2003	For the Three Months Ended June 30, 2002	For the Six Months Ended June 29, 2003	For the Six Months Ended June 30, 2002
Net sales
Coated solutions	$154,511	$176,638	$310,815	$352,449
Technical products	42,099	44,530	82,594	85,745
Other (1)	14,039	7,530	21,478	15,080

Total	$210,649	$228,698	$414,887	$453,274

Operating income (loss)
Coated solutions	$16,722	$22,579	$39,138	$51,381
Technical products	683	2,524	1,514	3,664
Other (1)	(534)	1,155	(355)	2,363
Business development costs	(2,914)	(2,045)	(5,232)	(3,709)

Total	$13,957	$24,213	$35,065	$53,699

Depreciation and Amortization
Coated solutions	$13,487	$13,758	$27,171	$27,446
Technical products	3,059	2,613	5,966	5,266
Other (1)	1,013	501	1,794	1,003
Business development costs	26	125	52	280

Total	$17,585	$16,997	$34,983	$33,995

(1)	Other consists of security papers and performance packaging.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. GUARANTOR FINANCIAL INFORMATION

API (the “Issuer”) has issued senior subordinated notes (the “Notes”) which have been guaranteed by PDC (the “Parent Guarantor”) and WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc. and American Real Estate Corporation, each of which is a wholly owned subsidiary of API (the “Subsidiary Guarantors”). These guarantees are full, unconditional and joint and several.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and its remaining wholly owned subsidiaries (the “Non-Guarantor Subsidiaries”) as of June 29, 2003 and December 28, 2002 and for the three and six months ended June 29, 2003 and June 30, 2002. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

The condensed consolidating financial information has been presented to show the nature of the assets held, results of operations and cash flows of the Parent Guarantor, Issuer, Subsidiary Guarantors and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for the Parent and Subsidiary Guarantors are not presented based on management’s determination that they would not provide additional information that is material to readers of these financial statements.

The Senior Credit Facility, the Senior Subordinated Notes and the Deferred Payment Obligation place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 29, 2003

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$5,620	$92	$2,249	$—	$7,961
Accounts receivable, net	—	96,664	4,658	8,004	—	109,326
Inventories	—	120,655	7,819	2,437	—	130,911
Other current assets	5,942	5,568	429	191	—	12,130

Total current assets	5,942	228,507	12,998	12,881	—	260,328
Property, plant and equipment, net	—	486,911	11,830	18	—	498,759
Investment in subsidiary	306,079	301,794	—	—	(607,873)	—
Other assets	69,390	115,714	60,263	37	—	245,404

Total assets	$381,411	$1,132,926	$85,091	$12,936	$(607,873)	$1,004,491

LIABILITIES, REDEEMABLE COMMON STOCK, RETAINED EARNINGS (ACCUMULATED DEFICIT) AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$22,542	$—	$—	$—	$22,542
Accounts payable	—	42,193	3,873	98	—	46,164
Due to (from) parent and affiliated companies	75,057	134,938	(212,941)	2,946	—	—
Other accrued liabilities	—	62,971	584	1,616	—	65,171

Total current liabilities	75,057	262,644	(208,484)	4,660	—	133,877
Long-term debt	—	353,052	—	—	—	353,052
Capital lease obligation	—	3,730	—	—	—	3,730
Other long-term liabilities	—	207,421	413	(356)	—	207,478
Deferred payment obligation	164,314	—	—	—	—	164,314
Redeemable common stock, retained earnings (accumulated deficit) and accumulated other comprehensive loss	142,040	306,079	293,162	8,632	(607,873)	142,040

Total liabilities, redeemable common stock, retained earnings (accumulated deficit) and accumulated other comprehensive loss	$381,411	$1,132,926	$85,091	$12,936	$(607,873)	$1,004,491

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 28, 2002

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$23,521	$23	$846	$—	$24,390
Accounts receivable, net	—	87,495	—	5,882	—	93,377
Inventories	—	116,042	—	2,056	—	118,098
Other current assets	6,144	6,632	—	157	—	12,933

Total current assets	6,144	233,690	23	8,941	—	248,798

Property, plant and equipment, net	—	504,066	—	22	—	504,088
Investment in subsidiary	290,480	239,015	—	—	(529,495)	—
Other assets	67,369	106,872	33,003	32	—	207,276

Total assets	$363,993	$1,083,643	$33,026	$8,995	$(529,495)	$960,162

LIABILITIES, REDEEMABLE COMMON STOCK, (ACCUMULATED DEFICIT) RETAINED EARNINGS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$42,419	$—	$—	$—	$42,419
Accounts payable	—	45,299	—	120	—	45,419
Due to (from) parent and affiliated companies	76,067	122,605	(199,688)	1,016	—	—
Other accrued liabilities	—	69,719	—	1,535	—	71,254

Total current liabilities	76,067	280,042	(199,688)	2,671	—	159,092

Long-term debt	—	317,531	—	—	—	317,531
Capital lease obligation	—	3,923	—	—	—	3,923
Other long-term liabilities	—	191,667	—	23	—	191,690
Deferred payment obligation	156,409	—	—	—	—	156,409
Redeemable common stock (accumulated deficit) retained earnings and accumulated other comprehensive loss	131,517	290,480	232,714	6,301	(529,495)	131,517

Total liabilities, redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	$363,993	$1,083,643	$33,026	$8,995	$(529,495)	$960,162

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 29, 2003

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$404,920	$6,830	$29,630	$(26,493)	$414,887
Cost of sales	—	296,008	6,193	27,229	(27,381)	302,049

Gross profit	—	108,912	637	2,401	888	112,838
Selling, general and administrative	—	71,663	3,927	1,383	800	77,773

Operating income (loss)	—	37,249	(3,290)	1,018	88	35,065
Interest expense	7,905	27,027	6	—	(8,098)	26,840
Interest income	(190)	(171)	(7,911)	(13)	8,098	(187)
Intercompany royalty expense (income)	—	5,806	(5,806)	—	—	—
Income in equity investment	(16,371)	(12,335)	—	—	28,706	—
Other income	—	—	—	(1,300)	505	(795)

Income before income taxes	8,656	16,922	10,421	2,331	(29,123)	9,207
Provision for income taxes	—	551	—	—	—	551

Net income	$8,656	$16,371	$10,421	$2,331	$(29,123)	$8,656

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2002

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$451,896	$—	$26,084	$(24,706)	$453,274
Cost of sales	—	319,239	—	25,761	(25,608)	319,392

Gross profit	—	132,657	—	323	902	133,882
Selling, general and administrative	13	74,876	3,161	1,251	882	80,183

Operating (loss) income	(13)	57,781	(3,161)	(928)	20	53,699
Interest expense	24,544	39,599	—	—	(26,371)	37,772
Debt extinguishment expenses	—	11,754	—	—	—	11,754
Interest income	—	(17,924)	(9,005)	(7)	26,371	(565)
Intercompany royalty expense (income)	—	6,536	(6,536)	—	—	—
Income in equity investment	(29,685)	(11,907)	—	—	41,592	—
Other income	—	(1)	—	(428)	—	(429)

Income (loss) before income taxes	5,128	29,724	12,380	(493)	(41,572)	5,167
Provision for income taxes	—	39	—	—	—	39

Net income (loss)	$5,128	$29,685	$12,380	$(493)	$(41,572)	$5,128

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 29, 2003

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$201,835	$6,830	$14,881	$(12,897)	$210,649
Cost of sales	—	150,811	6,193	13,695	(13,430)	157,269

Gross profit	—	51,024	637	1,186	533	53,380
Selling, general and administrative	—	35,855	2,418	761	389	39,423

Operating income (loss)	—	15,169	(1,781)	425	144	13,957
Interest expense	3,951	13,363	6	—	(4,030)	13,290
Interest income	(79)	(93)	(3,954)	(8)	4,030	(104)
Intercompany royalty expense (income)	—	2,857	(2,857)	—	—	—
Income in equity investment	(4,757)	(6,173)	—	—	10,930	—
Other income	—	(2)	—	(766)	194	(574)

Income before income taxes	885	5,217	5,024	1,199	(10,980)	1,345
Provision for income taxes	—	460	—	—	—	460

Net income	885	$4,757	$5,024	$1,199	$(10,980)	$885

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2002

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$227,426	$—	$13,943	$(12,671)	$228,698
Cost of sales	—	163,987	—	13,190	(13,022)	164,155

Gross profit	—	63,439	—	753	351	64,543
Selling, general and administrative	—	37,682	1,549	644	455	40,330

Operating income (loss)	—	25,757	(1,549)	109	(104)	24,213
Interest expense	12,247	22,171	—	—	(16,019)	18,399
Debt extinguishment expenses	—	11,754	—	—	—	11,754
Interest income	—	(8,557)	(7,652)	(3)	16,019	(193)
Intercompany royalty expense (income)	—	3,291	(3,291)	—	—	—
Income in equity investment	(6,889)	(9,751)	—	—	16,640	—
Other income	—	—	—	(349)	—	(349)

(Loss) income before income taxes	(5,358)	6,849	9,394	461	(16,744)	(5,398)
Benefit for income taxes	—	(40)	—	—	—	(40)

Net (loss) income	(5,358)	$6,889	$9,394	$461	$(16,744)	$(5,358)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 29, 2003

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$8,656	$16,371	$10,421	$2,331	$(29,123)	$8,656
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	—	31,775	3,204	4	—	34,983
Other	7,905	7,207	—	(1,300)	—	13,812
Change in assets and liabilities, net	(14,420)	(34,636)	(226)	(1,562)	29,123	(21,721)

Net cash provided by (used by) operating activities	2,141	20,717	13,399	(527)	—	35,730
Cash flows from investing activities:
Proceeds from sale of equipment	—	—	—	—	—	—
Additions to property, plant and equipment	—	(13,414)	(77)	—	—	(13,491)
Acquisition of businesses	—	(50,530)	—	—	—	(50,530)

Net cash (used by) investing activities	—	(63,944)	(77)	—	—	(64,021)
Cash flows from financing activities:
Payments of long-term debt	—	(29,356)	—	—	—	(29,356)
Payments relating to capital lease obligation	—	(335)	—	—	—	(335)
Proceeds from revolving line of credit	—	60,000	—	—	—	60,000
Payments of revolving line of credit	—	(15,000)	—	—	—	(15,000)
Due to parent and affiliated companies, net	(1,010)	12,333	(13,253)	1,930	—	—
Proceeds from issuance of redeemable common stock	4,019	—	—	—	—	4,019
Payments to redeem common stock	(5,150)	—	—	—	—	(5,150)
Cash overdraft	—	(2,316)	—	—	—	(2,316)

Net cash (used by) provided by financing activities	(2,141)	25,326	(13,253)	1,930	—	11,862
Change in cash and cash equivalents	—	(17,901)	69	1,403	—	(16,429)
Cash and cash equivalents at beginning of period	—	23,521	23	846	—	24,390

Cash and cash equivalents at end of period	$—	$5,620	$92	$2,249	$—	$7,961

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$5,128	$29,685	$12,380	$(493)	$(41,572)	$5,128
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	—	30,906	3,076	13	—	33,995
Other	7,119	22,991	—	(428)	—	29,682
Change in assets and liabilities, net	(24,637)	873	—	774	35,342	12,352

Net cash (used by) provided by operating activities	(12,390)	84,455	15,456	(134)	(6,230)	81,157
Cash flows from investing activities:
Proceeds from sale of equipment	—	10	—	—	—	10
Additions to property, plant and equipment	—	(14,315)	—	(13)	—	(14,328)

Net cash (used by) investing activities	—	(14,305)	—	(13)	—	(14,318)
Cash flows from financing activities:
Payments of long-term debt	—	(78,603)	—	—	—	(78,603)
Payments relating to capital lease obligation	—	(336)	—	—	—	(336)
Due to parent and affiliated companies, net	11,440	(2,555)	(9,235)	350	—	—
Proceeds from issuance of redeemable common stock	1,161	—	—	—	—	1,161
Payments to redeem common stock	(211)	—	—	—	—	(211)
Cash overdraft	—	1,950	—	—	—	1,950
Intercompany dividend	—	—	(6,230)	—	6,230	—

Net cash provided by (used by) financing activities	12,390	(79,544)	(15,465)	350	6,230	(76,039)
Change in cash and cash equivalents	—	(9,394)	(9)	203	—	(9,200)
Cash and cash equivalents at beginning of period	—	34,123	36	1,543	—	35,702

Cash and cash equivalents at end of period	$—	$24,729	$27	$1,746	$—	$26,502

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results of Operations for the Three-Month Periods Ended June 29, 2003 and June 30, 2002

Net sales. Net sales for the three months ended June 29, 2003 were $210.6 million, a decrease of $18.0 million, or 7.9%, compared to the prior year period. Coated solutions net sales were $154.5 million, a decrease of $22.1 million, or 12.5%, compared to the prior year period, due primarily to a carbonless volume reduction of 9%. Competition from both domestic and foreign producers caused downward pressure on both price and volume in the carbonless sheet market during the second quarter of 2003. In addition, a higher mix of international sales during the second quarter of 2003, with overall lower average selling prices, also contributed to the coated solutions net sales reduction. Technical products net sales decreased $2.4 million, or 5.5%, compared to the prior year period as volume increases of 3% for the second quarter of 2003 were more than offset by a continuing competitive pricing environment for most major product categories. Net sales for our other two segments, security papers and performance packaging, increased $6.5 million, or 86.4%, compared to the prior year period, largely due to net sales of our two new packaging companies, C&H Packaging and American Plastics, which were acquired on April 30, 2003.

Gross profit. Gross profit was $53.4 million for the second quarter of 2003, a decrease of $11.2 million, or 17.3%, compared to the prior year period. The decrease was due to the carbonless volume decline and competitive pricing pressures in our carbonless business and in most segments of our technical products business. We also experienced the continuing impact of increased raw material costs for pulp, wastepaper and chemicals. Gross profit margin was 25.3% for the second quarter of 2003 as compared to 28.2% for the second quarter of 2002.

Selling, general and administrative. Selling, general and administrative expenses for the second quarter of 2003 were $39.4 million, a decrease of $0.9 million, or 2.2%, compared to the prior year period. Costs related to long-term management incentive plans based on the performance of Appleton Papers and changes in the value of Paperweight Development redeemable common stock were $1.6 million lower for the second quarter of 2003 as compared to the prior year period. Distribution costs for the second quarter of 2003 decreased by $0.8 million, or 5.5%, compared to the prior year period due to reduced carbonless volumes. During the second quarter, we continued to increase spending for research and development, new business development and acquisitions as part of our strategy to invest in growth opportunities and future revenue and cash flow streams. Spending in these areas increased by $0.9 million when compared to the prior year period. Information systems expenses increased by $0.5 million in the second quarter of 2003 due to additional as well as transitional costs (including depreciation expense, computer rent and maintenance service contracts) associated with the phased implementation of Project Venture, our new enterprise resource planning platform.

Operating income. Operating income for the second quarter of 2003 was $14.0 million, a decrease of $10.3 million, or 42.4%, compared to the prior year period. Operating income as a percentage of net sales for the second quarter of 2003 was 6.6% as compared to 10.6% of net sales for the prior year period. Coated solutions operating income for the second quarter of 2003 decreased $5.9 million compared to the prior year period primarily due to the decline in carbonless volume as well as increases in raw material costs in the second quarter of 2003. Technical products operating income for the second quarter of 2003 decreased $1.8 million compared to the prior year period. Favorable impacts on technical products operating income from increased sales volume and manufacturing cost reduction efforts were more than offset by continuing pricing pressures in most major product categories. Operating expense related to business development activities for the second quarter of 2003 increased by $0.9 million as compared to the prior year period due to increased costs associated with our new business development and acquisition efforts. Our other two segments, security papers and performance packaging, experienced a decrease in operating income of $1.7 million for the second quarter of 2003 as compared to the prior year period. Of this amount, $1.1 million related to a purchase accounting adjustment to expense the write-up to fair market value of finished goods and work-in-process inventories which were sold during May and June 2003. The remaining deviation was due primarily to an increase in raw material costs and an increase in selling, general and administrative costs related to developing and marketing products to new and existing security product customers.

Interest expense. Interest expense for the second quarter of 2003 was $13.3 million, a decrease of $5.1 million compared to the prior year period due to the significant amount of debt repayments made during 2002. Debt repayments on the Senior Credit Facility during 2002 amounted to $113.7 million ($78.6 million during the first half and $35.1 million during the second half) and $50.0 million of the Series B Senior Subordinated Notes were purchased and retired during the second half of 2002, which resulted in lower interest expense during the second quarter of 2003.

Interest income. Interest income for the second quarter of 2003 was $0.1 million, a decrease of $0.1 million compared to the prior year period. The decrease was due to lower interest rates earned on short-term investments and lower short-term investment balances maintained during the second quarter of 2003 as compared to the prior year period.

Debt extinguishment expenses. During June 2002, a portion of our long-term debt obligations was refinanced with new debt carrying a reduced interest rate. As a result, we recognized a non-cash charge to write-off $11.8 million of deferred debt issuance costs associated with the original debt. Refer to “Liquidity and Capital Resources” below for additional discussion of this refinancing.

Provision for income taxes. In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for federal and state income tax purposes. As a result of these elections, we expect to incur no future federal income tax liability and minimal state income tax liabilities. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If we sell a material portion of our assets in the future, we could be subject to a significant tax liability.

Net income. Net income for the second quarter of 2003 was $0.9 million compared to a net loss of $5.4 million for the prior year period, an increase of $6.2 million, resulting primarily from the debt extinguishment expenses of $11.8 million incurred in June 2002 and a decrease in interest expense in the second quarter of 2003, partially offset by a reduction in operating income for the second quarter of 2003.

Comparison of Results of Operations for the Six-Month Periods Ended June 29, 2003 and June 30, 2002

Net sales. Net sales for the six months ended June 29, 2003 were $414.9 million, a decrease of $38.4 million, or 8.5%, compared to the prior year period. Coated solutions net sales were $310.8 million, a decrease of $41.6 million, or 11.8%, compared to the prior year period due primarily to a carbonless volume reduction of 10%. Competition from both domestic and foreign producers caused downward pressure on both price and volume in the carbonless sheet market during the first half of 2003. In addition, a higher mix of international sales during the first half of 2003, with overall lower average selling prices, also contributed to the coated solutions net sales reduction. Technical products net sales decreased $3.2 million, or 3.7%, compared to the prior year period as volume increases of 4% for the first half of 2003 were more than offset by a continuing competitive pricing environment for most major product categories.

Gross profit. Gross profit was $112.8 million for the six months ended June 29, 2003, a decrease of $21.0 million, or 15.7%, compared to the prior year period. The decrease was due primarily to the carbonless volume decline and competitive pricing pressures in our carbonless business and in most segments of our technical products business. We also experienced increases in utility costs and the continuing impact of increased raw material costs for pulp, wastepaper and chemicals. Gross profit margin was 27.2% for the first half of 2003 as compared to 29.5% for the first half of 2002.

Selling, general and administrative. Selling, general and administrative expenses for the six months ended June 29, 2003 were $77.8 million, a decrease of $2.4 million, or 3.0%, compared to the prior year period. Costs related to long-term management incentive plans based on the performance of Appleton Papers and changes in the value of Paperweight Development redeemable common stock were $2.7 million lower for the first half of 2003 as compared to the prior year period. Bad debt expense for the first half of 2003 was $0.6 million lower than the prior year period primarily due to additional reserves for potential credit exposures from Argentinean customers that were established during the first half of 2002. Distribution costs for the first half of 2003 decreased by $1.6 million, or 5.4%, compared to the prior year period due to reduced carbonless volumes. During the first half of 2003, we continued to increase spending for research and development, new business development and acquisitions as part of our strategy to invest in growth opportunities and future revenue and cash flow streams. Spending in these areas increased by $1.5 million when compared to the prior year period. Information systems expenses increased by $1.3 million in the first half of 2003 due to additional as well as transitional costs (including depreciation expense, computer rent and maintenance service contracts) associated with the phased implementation of Project Venture, our new enterprise resource planning platform.

Operating income. Operating income for the six months ended June 29, 2003 was $35.1 million, a decrease of $18.6 million, or 34.7%, compared to the prior year period. Operating income as a percentage of net sales for the first half of 2003 was 8.5% as compared to 11.8% of net sales for the prior year period. Coated solutions operating income for the first half of 2003 decreased $12.2 million compared to the prior year period primarily due to the decline in carbonless volume as well as increases in raw material and utility costs in the first half of 2003. Technical products operating income for the first half of 2003 decreased $2.2 million compared to the prior year period. Favorable impacts on technical products operating income from increased sales volume and manufacturing cost reduction efforts were more than offset by continuing pricing pressures in most major product categories. Operating expense related to business development activities for the first half of 2003 increased by $1.5 million as compared to the prior year period due to increased costs associated with our new business development and acquisition efforts. Our other two segments, security papers and performance packaging, experienced a decrease in operating income of $2.7 million in the first half of 2003 as compared to the prior year period. Of this amount, $1.1 million related to a purchase accounting adjustment to expense the write-up to fair market value of finished goods and work-in-process inventories, which were sold during May and June 2003. The remaining deviation is due primarily to an increase in raw material costs and an increase in selling, general and administrative costs related to developing and marketing products to new and existing security product customers.

Interest expense. Interest expense for the six months ended June 29, 2003 was $26.8 million, a decrease of $10.9 million compared to the prior year period due to the significant amount of debt repayments made during 2002. Debt repayments on the Senior Credit Facility during 2002 amounted to $113.7 million ($78.6 million during the first half and $35.1 million during the second half) and $50.0 million of the Series B Senior Subordinated Notes were purchased and retired during the second half of 2002, which resulted in lower interest expense during the first half of 2003.

Interest income. Interest income for the six months ended June 29, 2003 was $0.2 million, a decrease of $0.4 million compared to the prior year period. The decrease was due to lower interest rates earned on short-term investments and lower short-term investment balances maintained during the first half of 2003 as compared to the prior year period.

Debt extinguishment expenses. During June 2002, a portion of our long-term debt obligations was refinanced with new debt carrying a reduced interest rate. As a result, we recognized a non-cash charge to write-off $11.8 million of deferred debt issuance costs associated with the original debt. Refer to “Liquidity and Capital Resources” below for additional discussion of this refinancing.

Provision for income taxes. In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for federal and state income tax purposes.

As a result of these elections, we expect to incur no future federal income tax liability and minimal state income tax liabilities. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If we sell a material portion of our assets in the future, we could be subject to a significant tax liability.

Net income. Net income for the six months ended June 29, 2003 was $8.7 million compared to $5.1 million for the prior year period, an increase of $3.5 million, resulting primarily from the debt extinguishment expenses of $11.8 million incurred in June 2002 and a decrease in interest expense in the first half of 2003, partially offset by a reduction in operating income for the first half of 2003.

Liquidity and Capital Resources

As a result of the acquisition of Appleton Papers on November 9, 2001, we incurred significant debt requiring periodic interest and principal repayments. Requirements for working capital, capital expenditures, Project Venture, pension fund contributions, periodic interest and principal repayments, employee redemptions of redeemable common stock and any additional acquisitions in 2003 will continue to be funded from operations and borrowings under the revolving credit portion of our Senior Credit Facility.

In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for federal and state income tax purposes. As a result of these elections, we expect to incur no future federal income tax liability and minimal state income tax liability. This will have a positive impact on our future liquidity and cash flows.

Cash flows from operating activities. Net cash provided by operating activities for the first half of 2003 was $35.7 million. We made $4.3 million in non-cash employer matching contributions to the KSOP during the first half of 2003. An increase in working capital for the first half of 2003 decreased operating cash flows by $23.2 million. Inventories increased by $3.7 million due to planned efforts to allow for additional product development trial work during the second and third quarters of 2003. Receivables increased by $11.0 million due to a combination of increased sales of $5 million for June 2003 as compared to December 2002 and to several customers withholding payment at quarter-end. Accounts payable and other accrued liabilities decreased by $9.1 million, with customer rebate payments made in the first quarter of 2003 related to 2002 purchases accounting for a significant portion of this change.

On July 28, 2003, the government managers of the Lower Fox River PCB cleanup issued their final Record of Decision (ROD) for the remaining portions of the Lower Fox River. Based on this final ROD, the revised estimate of total costs for the Lower Fox River remedial action plan has increased over prior estimates. Our ultimate share of this increase will be indemnified by AWA in accordance with the terms of the acquisition agreement. Refer to Note 11 of our Notes to Condensed Financial Statements for additional discussion on this matter.

Net cash provided by operating activities for the first half of 2002 was $81.2 million. We made $3.8 million in non-cash employer matching contributions to the KSOP during the first half of 2002. A decrease in working capital for the first half of 2002 increased operating cash flows by $8.5 million. Accounts receivable increased by $5.4 million with no significant changes in customer payment patterns experienced during the first half of 2002. Inventories decreased $19.8 million primarily as a result of management’s operational and financial initiatives. Accounts payable and other accrued liabilities decreased $5.3 million.

Cash flows from investing activities. Net cash used by investing activities was $64.0 million for the first half of 2003. Of this amount, $50.5 million related to the acquisition of C&H Packaging Company, Inc. (“C&H Packaging”) and American Plastics Company, Inc. (“American Plastics”) on April

30, 2003. Spending on capital projects approved prior to the end of 2002 amounted to $9.7 million. The remaining $3.8 million was expended on capital projects approved in 2003.

Net cash used by investing activities was $14.3 million for the first half of 2002. Of this amount, $8.6 million was expended on capital projects approved prior to the end of 2001. The remaining $5.7 million was expended on capital projects approved in 2002, $3.3 million of which was associated with Project Venture, our new enterprise resource planning platform.

Cash flows from financing activities. On November 9, 2001, we entered into a $340 million Senior Credit Facility. The Senior Credit Facility was comprised of the following: a four-year credit facility of up to $75 million for revolving loans, including letters of credit; a four-year senior secured note of $115 million; and a five-year senior secured of $150 million. The Senior Credit Facility is unconditionally, jointly and severally guaranteed by Paperweight Development and WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc. and American Real Estate Corporation, each of which is a wholly owned subsidiary of ours.

Borrowings under the revolving credit facility and the $115 million term loan bore interest at LIBOR plus 3.5% through May 8, 2002. On May 9, 2002, our defined leverage ratio was calculated at less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00, and as a result, the interest rate was reduced to LIBOR plus 3.0%. On November 18, 2002, our defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00 and as a result, the interest rate was reduced to LIBOR plus 2.5%. On April 2, 2003, our defined leverage ratio was calculated at less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00, and as a result, the interest rate was increased to LIBOR plus 3.0%. On May 16, 2003 our defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00 and as a result, the interest rate was reduced to LIBOR plus 2.5%.

Through June 5, 2002, the interest rate on borrowings under the $150 million term loan was LIBOR plus 4.25% per annum, subject to a minimum LIBOR rate of 2.5%. On June 6, 2002, we refinanced the $112.4 million remaining principal amount and replaced it with similar debt carrying a reduced interest rate of LIBOR plus 3.25%, not subject to a minimum LIBOR rate. As a result of this refinancing, $11.8 million of deferred debt issuance costs were written off in a non-cash transaction as debt extinguishment expenses. The terms of this refinanced debt also allowed us to repurchase and retire up to $50.0 million of aggregate principal amount of our 12.5% Series B Senior Subordinated Notes due 2008.

On December 14, 2001, we issued $250 million aggregate principal amount of 12.5% Series A Senior Subordinated Notes due 2008, which were used to redeem in full, at par, the senior subordinated note due 2008 held by AWA as described in Note 12 of our 2002 Notes to Consolidated Financial Statements. On June 12, 2002 we filed a Registration Statement on Form S-4 to register an offer with the Securities and Exchange Commission to exchange up to $250 million of our registered 12.5% Series B Senior Subordinated Notes due 2008 for any and all of our outstanding 12.5% Series A Senior Subordinated Notes due 2008. The exchange offer closed on July 12, 2002. The entire outstanding principal balance of Series A notes was exchanged for Series B notes.

During 2002, we paid a premium of $1.8 million to purchase and retire $50.0 million in aggregate principal amount of our Series B notes.

The Series B notes are unsecured obligations of Appleton Papers, ranking subordinate in right of payment to all of our senior debt and are unconditionally, jointly and severally guaranteed by Paperweight Development and WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc. and American Real Estate Corporation. Interest on the notes is payable semi-annually in June and December of each year. Prior to December 15, 2004, and after 100% application toward repayment of the Senior Credit Facility, we may use proceeds of certain sales of our equity to redeem up to 35% of the original principal amount of the notes at a redemption price of 112.5% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date.

Except as described in the preceding paragraph, the notes will not be redeemable at our option prior to December 15, 2005. On or after December 15, 2005, we may redeem during the twelve-month period beginning on December 15 of the applicable year all or part of the notes at the redemption price of 106.25% in 2005, 103.125% in 2006, and 100% in 2007 and thereafter, plus accrued and unpaid interest and liquidated damages, if any.

Both the Senior Credit Facility and the notes contain affirmative and negative covenants. In general, the covenants contained in the Senior Credit Facility are more restrictive than those of the notes. Among other restrictions, the covenants contained in the Senior Credit Facility require us to meet specified financial tests, including various debt and cash flow ratios, which become more restrictive over the term of the debt.

The Senior Credit Facility and notes also contain covenants, which, among other things, restrict our ability and the ability of our other guarantors of the Senior Credit Facility and notes to incur liens, engage in transactions with affiliates, incur additional indebtedness, declare dividends or redeem or repurchase capital stock, make loans and investments, engage in mergers, acquisitions, consolidations and asset sales, acquire assets, stock or debt securities of any person, make capital expenditures, terminate the S corporation status of Paperweight Development or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status, amend our debt instruments and amend other agreements related to the acquisition.

On April 18, 2003, an amendment to the Senior Credit Facility was approved by a majority of the lenders, which will allow Appleton Papers to make acquisitions of $150 million in total over the life of the term loans, with no single acquisition totaling more than $60 million. In addition, the amendment also increased the revolving line of credit from $75 million to $100 million and will allow us to repurchase and retire an additional $50.0 million of aggregate principal amount of our 12.5% Series B Senior Subordinated Notes due 2008.

Net cash provided by financing activities was $11.9 million for the first half of 2003. On April 29, 2003 we borrowed $45.0 million on the revolving credit portion of our Senior Credit Facility to fund the acquisition of two privately-held Wisconsin-based companies, C&H Packaging and American Plastics. C&H Packaging prints and converts flexible plastic packaging materials for the food processing, household and industrial product industries. American Plastics produces high-quality, custom multilayered films and commercial packaging. American Plastics’ knowledge of films and barrier technology and C&H Packaging’s portfolio of products complement our expertise in coating and microencapsulation. The purchase price for these acquisitions was approximately $50.5 million. The purchase price included acquired debt of approximately $15.4 million. Of this amount, $10.2 million was retired at closing, with the remaining balance retired during the second quarter of 2003. During the second quarter of 2003 we made $5.0 million in principal repayments on the revolving credit portion of our Senior Credit Facility.

We used cash generated by operations to make mandatory repayments of $29.4 million on our term loans. During the first half of 2003, we received net proceeds of $4.0 million from the sales of Paperweight Development redeemable common stock. The ESOP trustee purchased this stock at $18.58 per share with pre-tax deferrals made by employees from July 1, 2002 through December 28, 2002. During the second quarter of 2003, payments of $5.2 million were made to redeem shares of redeemable common stock related to employee requests for diversification, retirement or termination. In June 2003 we borrowed an additional $15.0 million on the revolving credit portion of our Senior Credit Facility to fund our short-term working capital needs, of which $10.0 million was repaid prior to the end of June. As of June 29, 2003 we had outstanding borrowings of $45.0 million on the revolving credit portion of our Senior Credit Facility, $40.0 million related to the acquisition of the new businesses and $5.0 million to fund short-term working capital needs.

Net cash used by financing activities was $76.0 million for the first half of 2002. We used cash generated by operations to repay $78.6 million of the term loans. Of this amount, $13.0 million was for mandatory principal repayments, while the remaining $65.6 million represented voluntary principal repayments which we made in order to reduce future interest expense. During the first half of 2002, we received proceeds of $1.1 million from the sale of Paperweight Development redeemable common stock. The ESOP trustee purchased this stock at $10.00 per share with pre-tax deferrals made by employees from November 10, 2001 through December 29, 2001. Additionally, $0.2 million was used to repurchase the stock of employees who were eligible to begin account diversification.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002 and requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When the liability is recorded, the entity capitalizes the cost of the liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 was effective for our first quarter of 2003 and did not have any effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating the impact of this statement on our financial position, results of operations and cash flows.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

For information regarding our quantitative and qualitative disclosures about market risk, see our Annual Report on Form 10-K dated March 18, 2003 (Reg. No. 333-82084). There have been no material changes in our quantitative or qualitative exposure to market risk from that described in the Form 10-K.

Item 4 – Controls and Procedures

Appleton Papers, Paperweight Development and WTA maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrants in the reports filed by the registrants under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The registrants carried out an evaluation, under the supervision and with the participation of their management, including the principal executive officer and principal financial officer of each of the registrants, of the effectiveness of the design and operation of their disclosure controls and procedures pursuant to Rule 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer of each of the registrants concluded that their disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in the registrants’ internal controls over financial reporting identified in connection with the evaluation discussed above that occurred during the registrant’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address our strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that the Company anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of the Company’s control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K dated March 18, 2003, which factors are incorporated herein by reference. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION

Item 6 – Exhibits and Reports on Form 8-K

(a) Exhibits

4.1.1	Supplemental Indenture dated April 30, 2003 among C&H Packaging, Inc., American Plastics Company, Inc., American Real Estate Corporation, Appleton Papers Inc., the other Guarantors (as defined in the Indenture) and U.S. Bank National Association.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Douglas P. Buth, Chairman, President and Chief Executive Officer of Appleton Papers Inc. pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc. pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.3	Certification of Douglas P. Buth, Chairman, President and Chief Executive Officer of Paperweight Development Corp. pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.4	Certification of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp. pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.5	Certification of Dale E. Parker, President of WTA Inc. pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Statement of Douglas P. Buth, Chairman, President and Chief Executive Officer of Appleton Papers Inc. pursuant to 18 U.S.C. Section 1350.

32.2	Statement of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc. pursuant to 18 U.S.C. Section 1350.

32.3	Statement of Douglas P. Buth, Chairman, President and Chief Executive Officer of Paperweight Development Corp. pursuant to 18 U.S.C. Section 1350.

32.4	Statement of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp. pursuant to 18 U.S.C. Section 1350.

32.5	Statement of Dale E. Parker, President (Principal Executive Officer and Principal Financial Officer) of WTA Inc. pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

During the quarter ended June 29, 2003, the Company filed or furnished the following Current Reports on Form 8-K.

i.	Form 8-K filed April 30, 2003, reporting the issuance of a press release dated April 30, 2003 containing an announcement that the Company had completed the acquisition of C&H Packaging Company, Inc. and American Plastics Company, Inc., filed pursuant to Items 5 and 7.

ii.	Form 8-K filed May 7, 2003, reporting the issuance of a press release dated May 7, 2003 containing an announcement of First Quarter 2003 financial results, furnished pursuant to Items 7 and 9.

iii.	Form 8-K filed June 3, 2003, furnishing certain financial and statistical information included in a presentation to institutional investors on June 3, 2003, furnished pursuant to Items 7 and 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC. (Registrant)

Date: August 11, 2003	/S/ DALE E. PARKER
Dale E. Parker
Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: August 11, 2003	/S/ DALE E. PARKER
Dale E. Parker
Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WTA INC. (Registrant)

Date: August 11, 2003	/S/ DALE E. PARKER
Dale E. Parker
President (Signing on behalf of the Registrant and as the Principal Financial Officer)